Form 10QSB
period 1995-06-30
ARIZONA INSTRUMENT CORP
filed 1995-07-31
CIK 724904

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

                       QUARTERLY REPORT UNDER SECTION 13
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended June 30, 1995              Commission File Number
                                                         0-12575


                         Arizona Instrument Corporation
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


       Delaware                             86-0410138
- ------------------------          -------------------------------
(State of incorporation)          (I.R.S. Employer identification
                                   number)


               4114 East Wood Street, Phoenix, Arizona 85040-1941
              ----------------------------------------------------
              (Address of principal executive offices) (Zip code)


Registrant's telephone number, including area code:   (602) 470-1414
                                                    -----------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.


                                    YES    X         NO
                                        ------

As of July 20, 1995 6,179,991 shares of Common Stock ($0.01 par value) were outstanding.

                         ARIZONA INSTRUMENT CORPORATION

                               TABLE OF CONTENTS

PART I.           FINANCIAL INFORMATION

Item 1    Financial Statements

          Consolidated Balance Sheets
           June 30, 1995 and December 31, 1994

          Consolidated Statements of Operations
           Three and six months ended June 30, 1995
           and June 30, 1994

          Consolidated Statements of Cash Flows
            Three and six months ended June 30, 1995
                    and June 30, 1994

          Notes to Consolidated Financial
            Statements

Item 2    Management's Discussion and Analysis of
            Financial Condition and Results of
                    Operations


II.       OTHER INFORMATION

Item 1    Legal Proceedings

Item 5    Other Information

Item 6    Exhibits and Reports on Form 8-K

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


         ARIZONA INSTRUMENT CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS

                                                  June 30,   December 31,
                  ASSETS                            1995        1994
                                                 ------------------------
CURRENT ASSETS
  Cash and cash equivalents                    $   352,044   $   387,979
  Receivables, net                               3,845,721     3,862,258
  Inventories                                    1,880,913     2,190,747
  Current portion of notes receivable related        6,000         6,000
  Prepaid expenses and other current assets        266,150       283,819
                                               -----------   -----------
    Total current assets                         6,350,828     6,730,803

PROPERTY, PLANT AND EQUIPMENT, NET               1,096,369     1,237,882
GOODWILL, NET                                    2,579,180     2,702,357
COVENANT NOT TO COMPETE, NET                       189,583       218,750
OTHER ASSETS                                     1,009,273     1,027,416
NOTE RECEIVABLE RELATED PARTY                       45,000        49,502
                                               -----------   -----------

TOTAL ASSETS                                   $11,270,233   $11,966,710
                                               ===========   ===========


         LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Lines of credit                              $ 1,000,000   $ 1,625,000
  Accounts payable                                 637,826       816,361
  Current portion of long-term debt and
    capital lease obligations                    2,020,265     1,841,383
  Other accrued expenses                           885,741       745,747
                                               -----------   -----------

    Total current liabilities                    4,543,832     5,028,491

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS       884,389     1,199,621

SHAREHOLDERS' EQUITY
  Common stock, .01 par value per share:
    Authorized, 10,000,000 shares;
    Issued, 6,266,156 and 6,195,484 shares          62,661        61,955
  Preferred stock, $.01 par value per share:
    Authorized, 1,000,000 shares
  Additional paid-in capital                     9,333,216     9,294,400
  Deficit                                       (3,331,414)   (3,395,306)
                                               -----------   -----------

                                                 6,064,463     5,961,049
  Less treasury stock, 86,165 shares at cost      (222,451)     (222,451)
                                               -----------   -----------

    Total shareholders' equity                   5,842,012     5,738,598
                                               -----------   -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $11,270,233   $11,966,710
                                               ===========   ===========

         SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                ARIZONA INSTRUMENT CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS



                                              Three months ended             Six months ended
                                            6/30/95        6/30/94        6/30/95        6/30/94
                                            ----------------------        ----------------------
NET SALES                               $ 3,123,952    $ 3,136,701    $ 5,951,044    $ 5,935,687

COST OF GOODS SOLD                        1,338,056      1,489,104      2,661,331      2,751,798
                                        -----------    -----------    -----------    -----------
       Gross Margin                       1,785,896      1,647,597      3,289,713      3,183,889
                                        -----------    -----------    -----------    -----------
EXPENSES
   Marketing                                721,896        920,368      1,392,728      1,663,937
   General & administrative                 560,208        604,734      1,073,183      1,204,361
   Research and development                 142,304         83,897        293,861        123,292
   Amortization and depreciation            139,286        150,378        276,883        285,636
                                        -----------    -----------    -----------    -----------
       Total Expenses                     1,563,694      1,759,377      3,036,655      3,277,226
                                        -----------    -----------    -----------    -----------
OPERATING INCOME (LOSS)                     222,202       (111,780)       253,058        (93,337)
                                        -----------    -----------    -----------    -----------
OTHER REVENUE (EXPENSE)
   Interest Income                            4,545          2,816          9,375          2,816
   Interest expense                        (133,686)      (119,284)      (273,066)      (226,805)
   Other income                              50,035         30,569         78,525         33,320
                                        -----------    -----------    -----------    -----------
        Total other expense                 (79,106)       (85,899)      (185,166)      (190,669)

INCOME (LOSS) BEFORE INCOME TAXES           143,096       (197,679)        67,892       (284,006)

INCOME TAXES                                  3,000              0          4,000          1,000
                                        -----------    -----------    -----------    -----------
NET INCOME (LOSS)                       $   140,096      ($197,679)       $63,892      ($285,006)
                                        ===========    ===========    ===========    ===========

NET INCOME (LOSS) PER SHARE             $      0.02         ($0.04)         $0.01         ($0.05)
                                        ===========    ===========    ===========    ===========
WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES AND COMMON STOCK EQUIVALENTS     6,466,126      6,165,979      6,407,151      6,206,302
                                        ===========    ===========    ===========    ===========


         SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



         ARIZONA INSTRUMENT CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                           Six months ended
                                                         6/30/95        6/30/94
                                                        -----------------------
OPERATING ACTIVITIES
  NET INCOME (LOSS)                                      $  63,892    ($285,006)
  ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO
    NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES
    Depreciation and amortization                          370,295      410,885
    Decrease (increase) in accounts receivable              16,537      (29,230)
    Decrease (increase) in inventory                       309,834     (296,169)
    Decrease (increase) in prepaid expenses and
      other current assets                                  17,669     (162,617)
    Decrease (increase) in other assets                      2,749     (315,585)
    (Decrease) increase in accounts payable and other
      accrued expenses                                     (38,541)      41,703
                                                          --------     --------

  NET CASH PROVIDED (USED) BY OPERATING
    ACTIVITIES                                             742,435     (636,019)
                                                         ---------    ---------

INVESTING ACTIVITIES
  Purchases of capital equipment                           (56,542)    (158,934)
                                                         ---------    ---------

  NET CASH (USED) BY INVESTING
    ACTIVITIES                                             (56,542)    (158,934)
                                                         ---------    ---------

FINANCING ACTIVITIES
  Net (payments) borrowings under lines of cre            (625,000)     550,000
  Stock issued for warrants                                 22,501
  Sale of common stock, net proceeds                                    (43,308)
  Issuance of common stock pursuant to stock
    purchase plan                                           17,021        20412
  Payments of long-term debt and capital lease            (136,350)     (55,153)
                                                         ---------    ---------

  NET CASH (USED) PROVIDED BY FINANCING
    ACTIVITIES                                            (721,828)     471,951
                                                         ---------    ---------

NET (DECREASE) IN CASH & CASH EQUIVALENTS                  (35,935)    (323,002)

CASH & CASH EQUIVALENTS AT BEGINNING OF PERIOD             387,979      494,760
                                                         ---------    ---------

CASH & CASH EQUIVALENTS AT END OF PERIOD                 $ 352,044    $ 171,758
                                                         =========    =========
Supplemental cash flow information:
  Property, plant and equipment acquired through
    capital lease obligations                                         $ 198,963


         SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                ARIZONA INSTRUMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  CONSOLIDATED FINANCIAL STATEMENTS

The consolidated balance sheet as of June 30, 1995 and the consolidated statements of operations and cash flows for the three-month and six-month periods ended June 30, 1995 and 1994 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at June 30, 1995 and the results of operations and cash flows for the three-month and six-month periods ended June 30, 1995 and June 30, 1994 have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1994 Report on Form 10-KSB. The results of operations for the interim periods are not necessarily indicative of the results to be obtained for the entire year.


2.  INVENTORIES

Inventories consist of the following:

                                                  June 30,          December 31,
                                                    1995                1994
                                                 ---------          -----------

     Finished goods                              $  733,428         $  832,214
     Components                                   1,147,485          1,358,533
                                                 ----------         ----------
                                                 $1,880,913         $2,190,747
                                                 ==========         ==========



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations:

         Six months ended June 30, 1995 and June 30, 1994

Net sales for the six months ended June 30, 1995 increased less than 1% to $5,951,044 from $5,935,687 in the first six months of 1994. The increase in sales resulted primarily from the increase in domestic equipment sales due to new product introductions more than offsetting a decrease in tank testing sales. Tank testing sales decreased primarily as a result of the reorganization in 1994 to redirect the sales focus from the Eastern U.S. back to the Western U.S..

Historically, due to the relatively short time period between receipt of customer equipment orders and shipments, the Company's backlog for equipment orders has been quite low. However, backlog for Horizon tank testing services was $596,000 at the end of the second quarter of 1995 compared to $705,000 at the end of the second quarter of 1994. The decrease in backlog resulted primarily from the decrease in tank testing sales in the Eastern U.S..

Cost of goods sold was 45% of net sales in the first six months of 1995 compared to 46% for the same period in 1994. Gross margin increased primarily from higher utilization of the tank testing field technicians. Lower tank testing sales in the first six months of 1995 has been accomplished with significantly fewer technicians and much higher productivity than in the same period in 1994. Cost of goods sold is anticipated to decrease in the second half of 1995 as tank testing sales and utilization increase further.

Overall, total expenses in the first six months of 1995 decreased $240,571, or 7%, from the same period in 1994. This was primarily the result of the $402,387 decrease in marketing and general and administrative expenses related to the 1994 restructuring being partially offset by the $170,569 increase in research and development expenses.

Marketing expenses decreased 16%, or $271,209 in the first six months of 1995 compared to the same period in 1994. Marketing expenses decreased primarily as a result of the decrease in tank testing sales personnel in the Eastern United States which the Company anticipates will be permanent.

General and administrative expenses decreased $131,178, or 11%, in the first six months of 1995 compared to the same period in 1994. General and administrative expenses decreased primarily from decreased administrative personnel and expenses in the tank testing operations.

Research and development expenses increased $170,569 or 138%, for the first six months of 1995 compared to the same period of 1994. The increase in research and development expenses was primarily the result of capitalizing some final stage development costs for the new ENCOMPASS product in 1994. There were no similar final stage development costs capitalized in 1995.

Other expenses decreased $5,503 or 3%, in the first six months of 1995 as compared to the same period in 1994. The decrease was primarily the result of higher interest expense on increased borrowing on the bank lines of credit being offset by gains on the sale of demonstration moisture analyzer products being phased out.


         Three months ended June 30, 1995 and June 30, 1994

Net sales for the three months ended June 30, 1995 decreased less than 1% to $3,123,952 from $3,136,701 for the three months ended June 30, 1994. The slight decrease in sales resulted primarily from the increase in domestic equipment sales more than offsetting a decrease in tank testing sales.

Cost of goods sold was 43% of net sales in the second quarter of 1995 compared to 47% for the same period in 1994. Gross margin increased primarily from higher utilization of the tank testing field technicians. Lower tank testing sales in the second quarter of 1995 has been accomplished with significantly fewer technicians and much higher productivity than in the same period in 1994.

Overall, total expenses in the second quarter of 1995 decreased $195,683, or 11%, from the same period in 1994. This was primarily the result of the $242,998 decrease in marketing and general and administrative expenses related to the 1994 restructuring being partially offset by the $58,407 increase in research and development expenses.

Marketing expenses decreased 22%, or $198,472 in the second quarter of 1995 compared to the same period in 1994. Marketing expenses decreased primarily as a result of the decrease in tank testing sales personnel in the Eastern United States which the Company anticipates will be permanent.

General and administrative expenses decreased $44,526, or 7%, in the second quarter of 1995 compared to the same period in 1994. General and administrative expenses decreased primarily from decreased administrative personnel and expenses in the tank testing operations.

Research and development expenses increased $58,407, or 70%, in the second quarter of 1995 compared to the same period of 1994. The increase in research and development expenses was primarily the result of capitalizing some final stage development costs for the new ENCOMPASS product in 1994. There were no similar final stage development costs capitalized in 1995.

Other expenses decreased $6,793 or 8%, in the second quarter of 1995 as compared to the same period in 1994. The decrease was primarily the result of higher interest expense on increased borrowing on the bank lines of credit offset by gains on the sale of demonstration moisture analyzer products being phased out.


Liquidity and Capital Resources:

Net working capital increased 6% to $1,806,996 in the first six months of 1995 from $1,702,312 at December 31, 1994. The current ratio increased from 1.3 to
1.4. The increases in working capital and the current ratio were primarily due to increased cash flow from operations, reducing inventory and reducing borrowing under the bank lines of credit.

The Company currently has two lines of credit available, collateralized by accounts receivable, inventory, and property, plant and equipment which provide for an aggregate maximum commitment of $2,750,000 through March 15, 1996. Advances can be made against the lines based on qualified levels of receivables and inventory. At July 21, 1995 an aggregate of $2,435,139 was available under the lines of credit of which $900,000 had been drawn leaving $1,535,139. The Company was in compliance with all of the financial covenants at June 30, 1995.

On July 6, 1989, the Company entered into an agreement with Bridge Capital Investors II ("Bridge"). Pursuant to the Note Agreement as amended through March 30, 1995, Bridge holds 12% convertible subordinated notes (the "Note") in the principal amount of $1,778,750 with a maturity date of June 30, 1996. As a result of common stock issued in conjunction with the acquisition of Horizon on September 30, 1992 and related financing and other transactions, the Note is now convertible into 643,495 shares of common stock at $2.76 per share. The Company is required to pay principal of $616,667 on June 30, 1995 and December 31, 1995 and a final payment of $545,416 on June 30, 1996. The Company has a four-month extension on the June 30, 1995 principal payment. For the payment due June 30, 1995 the Company is taking advantage of the extension until October 30, 1995. Interest on the unpaid principal amount of the Note is due and payable on the last day of each calendar quarter.

The Note Agreement requires that the Company maintain net worth after December 31, 1994 of $5,500,000. The Company was in compliance with this covenant at June 30, 1995. The Note Agreement further provides that the Company shall have the right to prepay the notes at any time if prepayment is accompanied by the issuance of warrants to purchase common stock at the rate of 200,000 warrants for each $1,000,000 of principal which is prepaid. If issued, the exercise price of such warrants would equal the lower of the conversion price of the notes or the average market price of the common stock for the thirty days prior to prepayment. The Note Agreement also provides that the interest rate on the notes shall increase to 16% upon future defaults, if any. Bridge has the right to accelerate payment of the entire indebtedness upon a default in principal payments. As long as $300,000 of principal under the Note remains outstanding, the Company may not declare or pay cash dividends on its common stock unless, after giving effect to any such action, the amount expended by the Company will not exceed 50% of the cumulative consolidated net income of the Company accrued from the date of the Agreement.

The remaining scheduled principal payments on the Bridge Note in 1995 total $1,233,334. The Company is seeking to refinance the Bridge Note during 1995, although there can be no assurances of such. The Company has prepared cash flow projections that are based on budgeted sales and expenses, which management believes are reasonable based on historical trends. These projections are susceptible to variances in customer order rates, accounts receivable collection days and inventory turns. The cash flow forecasts indicate that the Company will be able to meet its obligations even if the refinancing does not occur. The Company believes that it will be able to compensate for any unanticipated cash flow deficiencies through advances on the bank lines of credit and reduced discretionary expenses.

On April 14, 1995, the Company entered into an agreement with Classic Syndicate, Inc. ("Classic"). Pursuant to the Subordinated Loan Agreement, Classic holds a 10% Note in the principal amount of $375,000 with a maturity date of April 30, 1997. The funds were to be used exclusively for the April 30, 1995 principal payment to Bridge. Semiannual interest payments are to be made on October 30, 1995, April 30, 1996 and October 30, 1996.


PART II.          OTHER INFORMATION

Item 1.           Legal Proceedings

The Company was a defendant in an action brought by Teledyne Industries, Inc., filed on March 24, 1992 in the United States District Court, Northern District of Texas. The suit was dismissed with prejudice by order of the Court on April 12, 1995.

Item 5.           Other Information

Effective May 5, 1995, the exercise prices of substantially all employee options outstanding under the Company's various option plans were reduced to $.92 per share, equalling the fair market value of the Company's Common Stock as of the date of the repricing. Exercise prices of options prior to the repricing ranged from $2.44 to $1.75. The replacement options vest 20% per year over a five year period and expire on May 5, 2005.

On May 5, 1995 options to acquire 357,064 shares of the Company's Common Stock at a per-share price of $.92 were granted to various key employees of the Company. The options vest 20% per year over a five year period and expire on May 5, 2005. Also, under the formula grant provision of the Company's 1991 Stock Option Plan, options for 2,500 shares exercisable at $.91 per share were granted to each of five non-employee directors effective January 1, 1995.

Item 6            Exhibits and Reports on Form 8-K

(b) There were no reports on Form 8-K for the quarter ended June 30, 1995

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARIZONA INSTRUMENT CORPORATION



July 31, 1995                 /s/ John P. Hudnall
- -----------------------       -------------------------------------
Date                          John P. Hudnall, President, CEO
                              (Authorized officer)


July 31, 1995                 /s/ Scott M. Carter
- -----------------------       -------------------------------------
Date                          Scott M. Carter, Vice President, CFO
                              (Principal financial officer)