Form 10-Q
period 1995-09-30
ARIZONA INSTRUMENT CORP
filed 1995-10-30
CIK 724904

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

                       QUARTERLY REPORT UNDER SECTION 13
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended September 30, 1995                 Commission File Number
                                                          0-12575


                         Arizona Instrument Corporation
             (Exact name of registrant as specified in its charter)


       Delaware                                     86-0410138
(State of incorporation)                     (I.R.S. Employer identification
                                              number)


4114 East Wood Street,  Phoenix, Arizona          85040-1941
(Address of principal executive offices)          (Zip code)


Registrant's telephone number, including area code:  (602) 470-1414


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.


                            YES  X    NO
                               ----     ----


As of October 20, 1995 6,261,398 shares of Common Stock ($0.01 par value) were outstanding.

                         ARIZONA INSTRUMENT CORPORATION

                               TABLE OF CONTENTS

PART I.   FINANCIAL INFORMATION

Item 1    Financial Statements

          Consolidated Balance Sheets
          September 30, 1995 and December 31, 1994                    III-3

          Consolidated Statements of Operations
          Three and nine months ended September 30,
          1995 and September 30, 1994                                 III-4

          Consolidated Statements of Cash Flows
          Nine months ended September 30, 1995
          and September 30, 1994                                      III-5

          Notes to Consolidated Financial
          Statements                                                  III-6

Item 2    Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations                                                  III-7


II.       OTHER INFORMATION

Item 6    Exhibits and Reports on Form 8-K                            III-10

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                     III-3
                ARIZONA INSTRUMENT CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                    September 30,   December 31,
         ASSETS                                           1995          1994
                                                    ----------------------------
CURRENT ASSETS
 Cash and cash equivalents                           $   379,079    $   387,979
 Receivables, net                                      3,686,227      3,862,258
 Inventories                                           1,765,871      2,190,747
 Current portion of notes receivable related party         6,000          6,000
 Prepaid expenses and other current assets               262,142        283,819
                                                    ----------------------------
  Total current assets                                 6,099,319      6,730,803

PROPERTY, PLANT AND EQUIPMENT, NET                     1,010,986      1,237,882
GOODWILL, NET                                          2,517,592      2,702,357
COVENANT NOT TO COMPETE, NET                             175,000        218,750
OTHER ASSETS                                             981,875      1,027,416
NOTE RECEIVABLE RELATED PARTY                             45,000         49,502
                                                    ----------------------------
TOTAL ASSETS                                         $10,829,772    $11,966,710
                                                    ============================

          LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
 Lines of credit                                     $   350,000    $ 1,625,000
 Accounts payable                                        698,305        816,361
 Current portion of long-term debt and
  capital lease obligations                            2,024,499      1,841,383
 Other accrued expenses                                  823,243        745,747
                                                    ----------------------------
  Total current liabilities                            3,896,047      5,028,491

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS             820,493      1,199,621

SHAREHOLDERS' EQUITY
 Common stock, .01 par value per share:
  Authorized, 10,000,000 shares;
  Issued, 6,347,563 and 6,195,484 shares                  63,475         61,955
 Preferred stock, $.01 par value per share:
  Authorized, 1,000,000 shares
 Additional paid-in capital                            9,353,649      9,294,400
 Deficit                                              (3,081,441)    (3,395,306)
                                                    ----------------------------
                                                       6,335,683      5,961,049
 Less treasury stock, 86,165 shares at cost             (222,451)      (222,451)
                                                    ----------------------------
  Total shareholders' equity                           6,113,232      5,738,598

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $10,829,772    $11,966,710
                                                    ============================

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                     III-4
                ARIZONA INSTRUMENT CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS



                                           Three months ended          Nine months ended
                                         9/30/95       9/30/94       9/30/95      9/30/94
                                         ---------------------       --------------------


NET SALES                             $ 3,518,412   $ 3,308,233   $ 9,469,456   $ 9,243,920

COST OF GOODS SOLD                      1,468,608     1,802,925     4,129,939     4,554,723
                                      -------------------------   -------------------------
   Gross Margin                         2,049,804     1,505,308     5,339,517     4,689,197
                                      -------------------------   -------------------------
EXPENSES
 Marketing                                821,845     1,099,957     2,214,573     2,763,894
 General & administrative                 573,029       703,902     1,646,212     1,908,263
 Research and development                 153,508       136,232       447,369       259,524
 Amortization and depreciation            157,985       157,669       434,868       443,305
 Restructuring costs                                    863,837                     863,837
                                      -------------------------   -------------------------
   Total Expenses                       1,706,367     2,961,597     4,743,022     6,238,823
                                      -------------------------   -------------------------
OPERATING INCOME (LOSS)                   343,437    (1,456,289)      596,495    (1,549,626)
                                      -------------------------   -------------------------

OTHER REVENUE (EXPENSE)
 Interest Income                            4,620           324        13,995         3,140
 Interest expense                        (114,150)     (136,569)     (387,216)     (363,374)
 Other income                              21,066         2,801        99,591        36,121
                                      -------------------------   -------------------------
   Total other expense                    (88,464)     (133,444)     (273,630)     (324,113)
                                      -------------------------   -------------------------
INCOME (LOSS) BEFORE INCOME TAXES         254,973    (1,589,733)      322,865    (1,873,739)

INCOME TAXES                                5,000         1,000         9,000         2,000
                                      -------------------------   -------------------------
NET INCOME (LOSS)                     $   249,973   ($1,590,733)  $   313,865   ($1,875,739)
                                      =========================   =========================

NET INCOME (LOSS) PER SHARE           $      0.04   ($     0.25)  $      0.05   ($     0.30)
                                      =========================   =========================
WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES AND COMMON STOCK EQUIVALENTS    6,660,340     6,168,270     6,550,022     6,190,314
                                      =========================   =========================

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                    III-5
                ARIZONA INSTRUMENT CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                            Nine months ended
                                                          9/30/95       9/30/94
                                                       ------------------------

OPERATING ACTIVITIES
 NET INCOME (LOSS)                                    $   313,865   ($1,875,739)
 ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO
  NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES
  Depreciation and amortization                           571,631       639,148
  Decrease (increase) in accounts receivable              118,555      (442,619)
  Provision for losses on receivables                      57,476        76,200
  Decrease (increase) in inventory                        424,876       (21,603)
  Provision for inventory obsolescence                                   50,000
  Decrease in prepaid expenses and
   other current assets                                    21,677       121,560
  Decrease (increase) in other assets                       1,578      (329,217)
  (Decrease) increase in accounts payable and other
   accrued expenses                                       (40,560)      201,129
  Non cash restructuring charges                                        747,995
                                                       ------------------------
NET CASH PROVIDED (USED) BY OPERATING
 ACTIVITIES                                             1,469,098      (833,146)
                                                       ------------------------
INVESTING ACTIVITIES
 Purchases of capital equipment                           (67,756)     (346,641)
                                                       ------------------------
NET CASH (USED) BY INVESTING
ACTIVITIES                                                (67,756)     (346,641)
                                                       ------------------------
FINANCING ACTIVITIES
 Net (payments) borrowings under lines of credit       (1,275,000)      825,000
 Proceeds from exercise of warrants                        22,500
 Sale of common stock, net proceeds                                     (43,308)
 Issuance of common stock pursuant to stock
  purchase plan                                            38,270        44,267
 Payments of long-term debt and capital leases           (196,012)      (30,488)
                                                       ------------------------
NET CASH (USED) PROVIDED BY FINANCING
  ACTIVITIES                                           (1,410,242)      795,471
                                                       ------------------------
NET (DECREASE) IN CASH & CASH EQUIVALENTS                  (8,900)     (384,316)

CASH & CASH EQUIVALENTS AT BEGINNING OF PERIOD            387,979       494,760
                                                       ------------------------
CASH & CASH EQUIVALENTS AT END OF PERIOD              $   379,079   $   110,444
                                                       ========================
Supplemental cash flow information:
 Property, plant and equipment acquired through
  capital lease obligations                                         $   258,771



                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                     III-6

                ARIZONA INSTRUMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  CONSOLIDATED FINANCIAL STATEMENTS

The consolidated balance sheet as of September 30, 1995, the consolidated statements of operations for the three-month and nine-month periods ended September 30, 1995 and 1994 and the consolidated statements of cash flows for the nine-month periods ending September 30, 1995 and 1994 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at September 30, 1995, the results of operations for the three-month and nine-month periods ended September 30, 1995 and September 30, 1994 and the cash flows for the nine-month periods ended September 30, 1995 and 1994 have been made.

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


2.  INVENTORIES

Inventories consist of the following:

                                          September 30,         December 31,
                                                1995               1994

         Finished goods                     $   611,920         $   832,214
         Components                           1,153,951           1,358,533
                                            -----------         -----------
                                            $ 1,765,871         $ 2,190,747
                                            ===========         ===========

                                     III-7


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations:

         Nine months ended September 30, 1995 and September 30, 1994

Net sales for the nine months ended September 30, 1995 increased 2% to $9,469,456 from $9,243,920 in the first nine months of 1994. The increase in sales resulted primarily from the increase in domestic Computrac moisture analyzer and ENCOMPASS fuel management and leak detection equipment sales more than offsetting a decrease in tank testing sales. Tank testing sales decreased primarily as a result of the reorganization in 1994 to redirect the sales focus from the Eastern U.S. back to the Western U.S..

Historically, due to the relatively short time period between receipt of customer equipment orders and shipments, the Company's backlog for equipment orders has been quite low. However, backlog for Horizon tank testing services was approximately $351,000 at the end of the third quarter of 1995 compared to approximately $349,000 at the end of the third quarter of 1994.

Cost of goods sold was 44% of net sales in the first nine months of 1995 compared to 49% for the same period in 1994. Gross margin increased primarily from higher utilization of the tank testing field technicians. Lower tank testing sales in the first nine months of 1995 has been accomplished with significantly fewer technicians and much higher productivity than in the same period in 1994.

Overall, total expenses in the first nine months of 1995 decreased $1,495,801, or 24%, from the same period in 1994. This was primarily the result of the decrease in the one-time restructuring costs of $863,837 in the third quarter of 1994 to zero in 1995. The restructuring costs were related to formally restructuring the Environmental Technology Group (ETG) and consisted primarily of the write down of inventory, patents and related severance expenses. Total expenses also decreased $811,372 in marketing and general and administrative expenses primarily in the restructured tank testing operations.

Marketing expenses decreased 20%, or $549,321 in the first nine months of 1995 compared to the same period in 1994. Marketing expenses decreased primarily as a result of the decrease in tank testing sales personnel in the Eastern United States which the Company anticipates will be permanent.

                                     III-8

General and administrative expenses decreased $262,051, or 14%, in the first nine months of 1995 compared to the same period in 1994. General and administrative expenses decreased primarily from decreased administrative personnel and expenses in the tank testing operations.

Research and development expenses increased $187,845, or 72%, in the first nine months of 1995 compared to the same period of 1994. The increase in research and development expenses was primarily the result of capitalizing some final stage development costs for the new ENCOMPASS product in 1994. There were no similar final stage development costs capitalized in 1995.

Other expenses decreased $50,483 or 16%, in the first nine months of 1995 as compared to the same period in 1994. The decrease was primarily the result of the interest expense on borrowings on the bank lines of credit being offset by increased gains on the sale of demonstration moisture analyzer products being phased out.


         Three months ended September 30, 1995 and September 30, 1994

Net sales for the three months ended September 30, 1995 increased 6% to $3,518,412 from $3,308,233 for the three months ended September 30, 1994. The increase in sales resulted primarily from the increase in domestic Computrac and ENCOMPASS equipment sales more than offsetting a decrease in tank testing sales.

Cost of goods sold was 42% of net sales in the third quarter of 1995 compared to 54% for the same period in 1994. Gross margin increased primarily from higher utilization of the tank testing field technicians. Lower tank testing sales in the third quarter of 1995 has been accomplished with significantly fewer technicians and much higher productivity than in the same period in 1994.

Overall, total expenses in the third quarter of 1995 decreased $1,255,230 or 42%, from the same period in 1994. This was primarily the result of the decrease in the one-time restructuring costs of $863,837 in the third quarter of 1994 to zero in 1995. Total expenses also decreased $408,985 in marketing and general and administrative expenses primarily in the restructured tank testing operations.

Marketing expenses decreased 25%, or $278,112 in the third quarter of 1995 compared to the same period in 1994. Marketing expenses decreased primarily as a result of the decrease in tank testing sales personnel in the Eastern United States which the Company anticipates will be permanent.

General and administrative expenses decreased $130,873, or 19%, in the third quarter of 1995 compared to the same period in 1994. General and administrative expenses decreased primarily from

                                     III-9

decreased administrative personnel and expenses in the tank testing operations.

Research and development expenses increased $17,276, or 13%, in the third quarter of 1995 compared to the same period of 1994. The increase in research and development expenses was primarily the result of capitalizing some final stage development costs for the new ENCOMPASS product in 1994. There were no similar final stage development costs capitalized in 1995.

Other expenses decreased $44,980 or 34%, in the third quarter of 1995 as compared to the same period in 1994. The decrease was primarily the result of lower interest expense on decreased borrowings on the bank lines of credit and increased gains on the sale of demonstration moisture analyzer products being phased out.


Liquidity and Capital Resources:

Net working capital increased 29% to $2,203,272 in the first nine months of 1995 from $1,702,312 at December 31, 1994. The current ratio increased from 1.6 to
1.4. The increases in working capital and the current ratio were primarily due to increased cash flow from operations, reducing inventory and reducing borrowing under the bank lines of credit.

The Company currently has two lines of credit available, collateralized by accounts receivable, inventory, and property, plant and equipment which provide for an aggregate maximum commitment of $2,750,000 through March 15, 1996. Advances can be made against the lines based on qualified levels of receivables and inventory. At October 20, 1995 an aggregate of $2,310,676 was available under the lines of credit of which $250,000 had been drawn leaving $2,060,676. The Company was in compliance with all of the financial covenants at September 30, 1995.

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

                                     III-10

The Note Agreement requires that the Company maintain net worth after December 31, 1994 of $5,500,000. The Company was in compliance with this covenant at September 30, 1995. The Note Agreement further provides that the Company shall have the right to prepay the notes at any time if prepayment is accompanied by the issuance of warrants to purchase common stock at the rate of 200,000 warrants for each $1,000,000 of principal which is prepaid. If issued, the exercise price of such warrants would equal the lower of the conversion price of the notes or the average market price of the common stock for the thirty days prior to prepayment. The Note Agreement also provides that the interest rate on the notes shall increase to 16% upon future defaults, if any. Bridge has the right to accelerate payment of the entire indebtedness upon a default in principal payments. As long as $300,000 of principal under the Note remains outstanding, the Company may not declare or pay cash dividends on its common stock unless, after giving effect to any such action, the amount expended by the Company will not exceed 50% of the cumulative consolidated net income of the Company accrued from the date of the Agreement.

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


PART II.          OTHER INFORMATION

Item 6            Exhibits and Reports on Form 8-K

(b) There were no reports on Form 8-K for the quarter ended September 30, 1995

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARIZONA INSTRUMENT CORPORATION




October 27, 1995               /S/ John P. Hudnall, President, CEO
---------------------         ---------------------------------------
Date                               John P. Hudnall, President, CEO
                                   (Authorized officer)


October 27, 1995               /S/ Scott M. Carter, Vice President, CFO
--------------------          -----------------------------------------
Date                               Scott M. Carter, Vice President, CFO
                                   (Principal financial officer)