Form 10KSB
period 1995-12-31
ARIZONA INSTRUMENT CORP
filed 1996-03-29
CIK 724904

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB


[X]  Annual Report pursuant to Section 13 or 15 (d) of the
     Securities Exchange Act of 1934 (fee required)

For the fiscal year ended December 31, 1995 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (no fee required)

For the transition period from ___________ to __________

Commission File Number: 0-12575

                         ARIZONA INSTRUMENT CORPORATION
--------------------------------------------------------------------------------
           (Name of small business issuer as specified in its charter)

          Delaware                                           86-0410138
--------------------------------------------------------------------------------
State or other jurisdiction of                             (IRS Employer
incorporation or organization)                            Identification No.)

4114 East Wood Street, Phoenix, AZ                                 85040
--------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)

Issuer's telephone number, including area code: (602) 470-1414

Securities registered pursuant to Section 12 (b) of the Act: None

Securities registered pursuant to Section 12 (g) of the Act: Common Stock, $.01 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes [X]                     No [ ]

As of February 29, 1996, the aggregate market value of the voting stock held by non- affiliates of the registrant was $15,434,603. The aggregate market value is computed with reference to the average bid and asked prices. Shares of Common Stock held by each officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive.

[ ] Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10KSB or any amendment to this Form 10KSB.

As of February 29, 1996, 6,498,780 shares of Common Stock ($.01 par value) were outstanding.

                         ARIZONA INSTRUMENT CORPORATION

                                TABLE OF CONTENTS




PART I                                                                  Page No.

Item 1    Description of Business .........................................    1
Item 2    Description of Property .........................................    9
Item 3    Legal Proceedings ...............................................    9
Item 4    Submission of Matters to a Vote of Security Holders .............   11
          Executive Officers of the Registrant    .........................   11




PART II

Item 5    Market for Common Equity and Related
               Stockholder Matters ........................................   12
Item 6    Management's Discussion and Analysis of Financial
               Condition and Results of Operations ........................   14
Item 7    Financial Statements ............................................   19
Item 8    Changes in and Disagreements with Accountants
               on Accounting and Financial Disclosure .....................   37


PART III

Item 9    Directors, Executive Officers, Promoters,
               and Control Persons; Compliance with
               Section 16(a) of the Exchange Act ..........................   37
Item 10   Executive Compensation ..........................................   37
Item 11   Security Ownership of Certain Beneficial Owners
               and Management .............................................   37
Item 12   Certain Relationships and Related Transactions ..................   37


PART IV

Item 13   Exhibits and Reports on Form 8-K ................................   37

DOCUMENTS INCORPORATED BY REFERENCE:

         Part III: Portions of the Proxy Statement for the 1996 Annual Shareholders' Meeting (to be filed).

Unless the context indicates otherwise, the term "Company" or "AZI" refers to Arizona Instrument Corporation and its wholly-owned subsidiaries.


                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

General

         AZI produces and markets measurement instruments and provides services which improve the quality of products and protect the environment. The Company's products incorporate a variety of proprietary technologies and are used in quality control, environmental and industrial applications.

         AZI completed its initial public stock offering on September 22, 1983 as Computrac Instruments, Inc. Later that year, the Company changed its name to Quintel Corporation. In March 1987, to reflect new product offerings, the Company was renamed Arizona Instrument Corporation.

         AZI's initial product was the Computrac moisture analyzer for use in process control industries, but the Company has successfully expanded into other product areas. In December 1986, AZI acquired Jerome Instrument Corporation ("Jerome"), manufacturer of mercury and hydrogen sulfide gas analyzers.

         In January 1988, AZI completed the acquisition of certain assets from Genelco, Inc. ("Genelco") including the Soil Sentry line of underground storage tank ("UST") leak detection systems. In June, 1994, the Company introduced the ENCOMPASS product, its next generation of fuel management and leak detection compliance system.

         In September 1992, the Company acquired Horizon Engineering and Testing, Inc. ("Horizon"), a company that specializes in testing and engineering services for USTs. Horizon complements AZI's existing line of monitoring systems. Sales of the Company's Soil Sentry products, as well as those of its competitors, have been slower than predicted by industry analysts. Many operators have chosen the less expensive, but temporary, regulatory option of annual tank testing, combined with monthly inventory reconciliation, thus delaying their move to more expensive permanent monitoring. The combination of AZI and Horizon provides customers with periodic testing until they eventually comply with U.S. Environmental Protection Agency ("EPA") regulations using a permanent method such as the Soil Sentry systems.

         By 1998, however, existing law will require virtually all underground tank operators to move from the temporary, annual testing option to a monthly service or permanent leak monitoring. The acquisition of Horizon and its tank testing network has allowed the Company to compete in the current tank testing market and to pursue strong business relationships in order to position the Company's permanent monitoring products as the systems of choice when the operators are ready to upgrade.

 ENCOMPASS and Soil Sentry Product Line

         Products - ENCOMPASS and the Soil Sentry line of UST monitoring systems include various products that allow UST operators with diverse site needs to automate fuel management and comply with federal and local leak detection regulations.

         In 1994, the Company introduced the ENCOMPASS product, a PC-based fuel management and compliance system. This new system takes advantage of a customer's existing personal computer (PC) to reduce the cost of leak detection compliance and to provide fuel management. Unlike conventional wall mounted consoles, this new system eliminates the controller and takes advantage of the power of the computer to process the data on a real time basis. It integrates a unique software program with inventory probes, line leak detectors and liquid sensing probes to accommodate the needs of varying sites and tank constructions. The system runs in the computer's background, monitoring and collecting data without interrupting other site activities and without need for attendant intervention. In the event of an alarm, the operator is automatically notified. It is an open-architecture system compatible with other site systems and interfaces with off-the-shelf business software. The application software runs in a Microsoft(TM) Windows environment.

         The Soil Sentry Twelve-X, improved in 1993, combines aspirated and dynamic vapor monitoring technologies to monitor both tanks and piping at sites which have existing hydrocarbon contamination. It uses a unique aspirated vapor technology to measure for the presence of leak-indicating hydrocarbon vapors in the soil surrounding underground and aboveground tanks. Sampling points placed at strategic locations throughout a site are connected with transport tubing to a Twelve-X console. A pump inside the system console automatically draws air samples from each sampling point, one at a time, back to the console for analysis by the sensor. The microprocessor establishes a baseline contamination level, then employs series of statistical tests and mathematical modeling to differentiate between new leaks, spills, and existing background contamination to eliminate false alarms. If thresholds are exceeded, an alarm is sounded. Because the monitoring wells are located throughout the site, the user is able to pinpoint the problem area quickly, greatly reducing costs to repair tanks and/or piping and remediate the site.

         In 1990, the Company introduced a product aimed at the underground storage tank market, the TLM-800 tank level monitoring system. Using ultrasonic probe technology, the system continuously measures product levels inside a UST, providing an extensive range of automated inventory reports.

         The TLM--830 was introduced in February 1992. This versatile system accommodates varying tank site needs by combining the TLM-800's inventory monitoring technology with leak detection capabilities.

         Many of the newer steel and fiberglass storage tanks being installed are manufactured with a second outer wall, designed to contain leaking materials. The TLM-830 uses optical sensing probes to monitor the space between the two walls, signaling an alarm in the event of a leak. In 1992, the Company began offering groundwater probes to monitor for leaking hydrocarbon product floating on the site's groundwater.

         Primary features of all ENCOMPASS and Soil Sentry products include the ability to remotely access and control the system through a modem using a personal computer.

         Market and Applications - In 1984, Congress amended the Resource Conservation and Recovery Act, requiring the implementation of strict registration and monitoring regulations for all underground storage tanks in the U.S. For the purpose of these regulations, the EPA has defined any storage tank system with more than 10 percent of its total volume underground as UST. Estimates of the total UST population affected by the federal regulations vary, ranging from 1.8 to 2.1 million, with an average of 3.3 USTs per site.

         The markets and applications for UST leak detection include: major oil company service stations; major oil company production and storage facilities; independent retail service stations; convenience stores that sell gasoline; shipping and trucking firms; manufacturing and distribution firms with fleets; airports; government and military sites equipped with underground storage tanks and pipelines; and facilities with back-up power systems. All of these markets contain applications appropriate for ENCOMPASS and Soil Sentry systems. In addition, non-regulated fuel systems such as aboveground storage tanks can also be monitored with the Soil Sentry products.

Horizon

         Services - Horizon utilizes three methods for the testing of USTs. Its primary method is the Tracer Tight(tm) tracer testing system, which is licensed to Horizon by Tracer Research Corp. ("Tracer") in Tucson, Arizona. The term of the current license agreement is five years, expiring October 1998. The license is nonexclusive and neither Horizon nor other Tracer licensees have been assigned specific protected territories. The license is requires that all test samples taken by Horizon be submitted to Tracer for analysis at prescribed fees. Horizon's business currently is substantially dependent on its license agreement with Tracer, and its business can be materially adversely affected by various circumstances regarding the license agreement, including termination or nonrenewal of the license agreement or Tracer's failure to upgrade its technology or adjust its pricing should such changes become necessary or desirable in light of competitive conditions.

         As different customers have varying technological preferences for UST testing, Horizon also offers testing services utilizing the Leak Computer(tm), manufactured by Hastech and a similar system developed by USTest. Both are EPA-recognized volumetric testing methods. At present, the Tracer Tight method accounts for approximately 90% of Horizon's testing business, and the Leak Computer and the USTest methods for approximately 10%.

         SIRTIFY, a statistical inventory reconciliation package introduced in 1993, is a cost-effective tank management system that meets EPA requirements for monthly monitoring of tanks and piping. Daily inventory information is collected by the tank owner and submitted monthly to the Company for analysis. Comprehensive management and compliance reports are provided.

         Markets - Horizon has been engaged since 1990 in the business of testing USTs for leakage using EPA-recognized testing methods. Under current federal regulations, UST owners are required to monitor USTs o a permanent or monthly basis or, alternatively, to test their tanks on a periodic basis. Various methods have been developed for testing of USTs and most must be performed on an annual basis in order to conform to regulatory requirements.

         The domestic market for testing USTs is slowly declining as the UST owners choose to convert to permanent monitoring systems like ENCOMPASS before the EPA mandated deadline in December, 1998.

         Horizon's territories in the testing business have included Arizona, Utah, Idaho, Montana, Nevada, California, Washington and Oregon. The markets and applications for Horizon's services are the same as those described above with regard to the Company's Soil Sentry product line.

Jerome Product Line

         Products: The first Jerome product was developed in 1976 as a portable mercury detector for mining applications. The initial "mercury in soil" detector spawned a line of hand-held, battery powered, field portable instruments capable of detecting mercury vapor and hydrogen sulfide in minute quantities.

         The Jerome Analyzers' excellent sensitivity is from the use of the Company's gold film sensing technology. Mercury or H2S in air samples is adsorbed by the gold film. The instrument relates the change in electric resistance of the gold film to a measurement of the substance being detected and displays the result within seconds.

         In December 1995, the Company announced that it has completed development of a proprietary gold film micro-sensor for the next generation of the Company's Jerome line of toxic gas monitors. The new micro-sensor will significantly extend sensor life and facilitate the Company's entry into new markets in which continuous monitoring applications are required. The new Jerome products are scheduled to be introduced in late 1996.

         Markets and Applications -- Mercury. The market for Jerome mercury detectors comprises customers in four major groups:

         Industrial Hygiene - These applications involve workplace screening to ensure employees are not subjected to unacceptable mercury risk. The U.S. Occupational Safety and Health Administration requires industries such as battery and caustic soda manufacturers, thermometer and fluorescent light manufacturers, hospitals and laboratories to monitor for mercury.

         Industrial Process Quality Control - These customers test for mercury in products where even trace amounts can have toxic effects, such as I the confined environments of submarines, engine rooms or spacecraft. Suppliers to the National Aeronautics and Space Administration and the U.S. Navy are required under procurement contracts to certify that certain equipment components are mercury-free.

         Laboratories - One specific Jerome product is designed to measure mercury concentrations in water or urine. These customers are typically laboratories performing this service for industrial clients.

         Mercury Dental Amalgam Screening - Mercury and silver dental amalgams have become the subject of intense scrutiny and controversy. The Jerome analyzer has been used in research on this topic, and the Company believes that it is recognized in the dental and medical professions as the only portable instrument that provides accurate mercury vapor readings at the required levels.

         Markets and Applications -- Hydrogen Sulfide -- The Jerome H2S analyzer allows industries to monitor H2S in low parts per billion levels for odor and corrosion control.

         Odor Control - Jerome H2S analyzers effectively quantify the noxious odor of H2S given off from industrial processes in order to manage customer complaints or potential litigation. The most common application is the wastewater treatment industry.

         Corrosion Control - Searching for and quantifying the presence of H2S near costly industrial equipment is critical since H2S and its byproducts are highly corrosive. Industries utilizing Jerome products for corrosion control include wastewater treatment, oil and gas refining, and pulp and paper processing.

Computrac Product Line

         Products. AZI was founded on the Computrac line of moisture analyzers. The Computrac moisture analyzers simplify and automate a tedious industrial quality control procedure. Typically, a sample material is weighed, then dried in an oven for several hours to drive off moisture. The sample is weighed again and the initial moisture content of the sample is computed based on the loss of water weight. Computrac instruments house a convection oven to dry the sample, a precision balance to measure sample weight change and a microprocessor that uses an algorithm to quickly extrapolate moisture content based on the rate of weight loss. This technology was named the loss on drying or LOD technique.

         Computrac instruments are rugged enough to be used on the factory floor for quick batch analysis and accurate enough for precise laboratory testing. They do not require a trained technician for operation. Thus, they can save customers both time and money.

         In 1994, the Company completed development of the Computrac MAX-2000 and MAX- 1000 Moisture Analyzers. The MAX-2000 uses the latest digital balance technology to detect moisture levels accurately down to .005% in as little as two minutes. The MAX-2000 is programmable from an easy-to-use front panel Menu system, allowing the user to store test parameters for 30 different sample materials. It features real-time front panel display of moisture values, elapsing test time and drying-curve graph; statistical software package; and the ability to send test results to a PC or printer.

         In December 1995, the Company announced that it completed proof of concept and soon will release alpha-test units of its new line of Computrac moisture analyzers. The new product, targeted at the worldwide titration market, requires no toxic reagents, is simple to use and maintain, and offers excellent correlation and repeatability. The new Computrac product is scheduled to be released in the fourth quarter of 1996.

         Markets and Applications. The markets for Computrac instruments tend to be niche applications in various industries. Three primary industries have yielded the Company's historical sales: Foods -- measuring the moisture content of cookie dough, cigarette tobacco, pasta and numerous other raw and finished food products; Chemicals -- measuring moisture and total solids content of such chemical products as adhesives, coatings, and paints; and Plastics -- measuring the water content of resins used in molding or extrusion. Other applications include pharmaceutical production and forestry management.

Product Reliability and Quality Control

         The Company believes its products are highly reliable. The Company's products have built-in self-test features which are designed to insure that the instrument is functioning properly and will provide an accurate result. If any of the self-tests indicate abnormal conditions, the operator is alerted by a light, and a coded display indicates the type of malfunction. The Company's products have one- and five-year parts and labor warranties. For the year ended December 31, 1995, warranty expense approximated 0.6% of net sales.

         In February 1996, the Company announced that it achieved ISO 9001 Quality System Certification. This certification is registered through SGS International Certification Services, Inc., an ANSI-RAB accredited registrar. The ISO 9001 certification defines models for quality assurance in every phase of business operations including design, development, quality control, customer service, production, installation and service. Certification to the worldwide ISO 9001 standard, documents that the Company has in place policies, practices and procedures to provide services using quality management systems in compliance with International Organization of Standardization (ISO) model.

Manufacturing and Sources of Supply

         The majority of the Company's manufacturing costs are for purchased components. Certain of the components are then provided to outside companies for subassembly, with final assembly and testing performed by the Company. Although two vendors currently supply in excess of 45% of the raw materials used in Jerome's instrumentation, secondary vendors are available. The raw materials and component parts are supplied by the two vendors pursuant to specifications by the Company. The Company has prequalified certain other vendors, and believes that, if necessary, the raw materials and components could be supplied by such other vendors without disruption of the manufacturing process or other adverse affect on the Company.

Marketing and Sales

         The Company's marketing and sales strategy is to identify major markets its products can serve, evaluate the sales potential of each market segment, and conduct specialized promotional campaigns, market by market, to elicit sales inquiries from prospective customers. The majority of the Company's promotion budget is spent on trade advertising, public relations and exhibiting at industry trade shows.

         Inquiries are processed through an in-house inquiry handling system. Sales representatives are trained to follow up on inquiries and qualify the applicability of the Company's products to the prospect's need.

         Historically, due to the relatively short time period between receipt of customer orders and shipment of products, the Company's backlog has been quite low. Since 1988, the dollar amount of unfilled orders at the beginning of any quarter has not exceeded 15% of sales for that quarter. The Company had more backlog at the end of 1995 than it historically has had due to open orders related to tank testing services and ENCOMPASS installation. At December 31, 1995, backlog totaled approximately $730,000.

         The Company markets its instruments for export through a direct international office in Singapore, as well as through foreign distributors in Europe, the Middle East and the Far East.

Industries Served: Customers

         The specific industries served domestically by each product are detailed in the specific Markets and Applications sections presented earlier.

         A single ENCOMPASS customer represents approximately 10% of Net Sales. The Company is actively seeking to diversify sales of this product to other customers and anticipates that additional customers will be added in the next 12 months.

         Most export sales are to foreign distributors. The Company is unable to determine which industries are served by the export sales, but believes them to be similar in pattern to domestic sales. Export sales were approximately 15% of total sales in 1995, with no sales to any geographic region exceeding 10% of net sales. (See Note I to the Consolidated Financial Statements.)

         The Company's business with U.S. Government Agencies is effected through two contracts with the General Services Administration. Both Jerome and Soil Sentry products are available for purchase by federal agencies through these contracts. None of the contracts provide for renegotiation of profits, except upon renewal of such contract or termination at the election of the government. The contacts will last through January 1999.

Competition

         ENCOMPASS and Soil Sentry - There are a number of suppliers of permanent storage tank monitoring systems which compete with the ENCOMPASS and Soil Sentry product line. These companies are nationwide in scope and many operate in foreign markets. Channels of distribution for the competition include direct account sales, distributors, and manufacturers' representatives. The ENCOMPASS and Soil Sentry product overlaps these competitors, except that AZI believes that it is the only provider of an aspirated vapor monitoring system.

         Computrac - A number of competitors exist for Computrac moisture analyzers. For applications where very low moisture levels are measured, titrators provide the greatest competition. Many of these companies operate both domestically and internationally.

         Jerome - There is no significant competition for Jerome in applications where low levels of hydrogen sulfide gas or mercury vapor need to be measured with a hand-held ambient air analyzer. When a less sensitive instrument is needed, the level of competition increased.

         Horizon - Horizon has a number of competitors in the tank testing business. One industry leader operates a nation-wide tank testing and multi-service UST business. Several other competitors operate regionally as does Horizon. There are many other local and regional UST service companies which provide tank testing services utilizing one or more of the available volumetric technologies which Horizon also uses. Horizon is potentially subject to competition from other licensees of these various methods.

Research and Development

         Research and development expenses increased 62% in 1995 compared to 1994. Expenditures for research and development for the fiscal years ended December 31, 1995, 1994 and 1993 were $605,627, $374,538 and $427,279 respectively. This represented 4.6% of sales in 1995, 3.1% in 1994 and 3.0% in 1993. The Company's research and development expenditures for 1995 were channeled into the development of possible new products in all three product lines.

         In August 1988, the Company entered into a Research Agreement (the "Research Agreement") with Arizona State Research Institute ("ASRI"). AZI and ASRI jointly performed work to improve current sensors and develop new sensor technology. The Research Agreement required the Company to pay expenditures which were set forth each contract year and to guarantee ASRI's lease payments related to the research. The Research Agreement was terminated as of December 31, 1990. The Company has assumed the obligation of the future lease payments through November 1993. The research performed under the Agreement is now being continued by Company personnel. AZI completed development of a new gold film microsensor in December, 1995.

         During the years ended December 31, 1995, 1994 and 1993, the Company has expensed approximately $0, $0, and $127,000 respectively, related to the Research Agreement.

         The Company also intends to develop additional environmental and electronic instrumentation products and services through internal research and development, and acquisition (by purchase or license) of related product lines or perhaps small instrument or service companies.

Patents and Licenses

         The Company owns two patents directed to aspects of its Computrac product, one patent directed to aspects of its Soil Sentry product, one patent directed to its ENCOMPASS product and one domestic and five foreign patents directed to aspects of its Jerome product. Two additional domestic Jerome patents, one domestic ENCOMPASS patent and one Computrac patent are currently pending. The Company does not believe that patents are a significant long-term competitive factor in these businesses, and intends to rely more on its on-going research and development, engineering, and customer service to maintain a long-term competitive advantage in the market place.

         The Company has not granted licenses under any of its patents and such patents have not been challenged or upheld in court. There can be no assurance that the validity of the patents will be upheld if challenged.

         See  "Horizon-Services,"  above, for information regarding an agreement
pursuant  to  which  the  Company  licenses  the  technology   utilized  in  its
tank-testing operation.

Employees

         As of December 31, 1995, the Company had a total of 107 full time employees and 7 part-time employees. The Company provides ongoing training to its technical and sales personnel. None of the Company's employees are represented by a union. Management believes that relations between the Company and its employees are excellent.

ITEM 2.   DESCRIPTION OF PROPERTY

         In August, 1993, the Company leased approximately 35,000 square feet in Phoenix, Arizona. The facility enabled the Company to consolidate all operations from two formerly leased facilities and one owned facility. All administration, sales, customer service, engineering and manufacturing for the Company are in the Phoenix facility. The lease on the new building expires in August, 2003.

         The Company believes that its facilities are modern, well-maintained and adequate for current needs.

ITEM 3.  LEGAL PROCEEDINGS

         The Company was a defendant in an action brought by Teledyne Industries, Inc., filed on March 24, 1992 in the United States District Court, Northern District of Texas. The complaint alleged that the Company's Soil Sentry product line infringed a patent of which the plaintiff was the exclusive United States licensee. The suit was dismissed with prejudice by order of the court on April 12, 1995.

         On June 25, 1993, the State of Arizona Department of Revenue issued an assessment against a subsidiary of the Company, Horizon Engineering and Testing, Inc. ("Horizon"), with respect to delinquent state sales tax payments alleged to have been due in connection with activities of a discontinued construction operation of a predecessor corporation of Horizon. The amount of the assessment, including interest and penalties, is approximately $627,000. Horizon is reviewing the assessment and intends to seek a substantial reduction of the assessment, though there can be no assurance that a reduction can be achieved.

         Litigation has been commenced in Superior Court, Maricopa County, Arizona with respect to certain matters arising in connection with a technology development agreement and related agreements entered into by the Company and Arizona State Research Institute ("ASRI") in 1988 related to the Company's Jerome product line and providing the Company with certain rights thereunder. Notwithstanding such agreements, ASRI exclusively licensed relevant technology to Senova Corporation ("Senova") in February 1993. The Company filed suit in February 1996 against Senova, ASRI, the Arizona Board of Regents (the "Board") and certain other defendants requesting a declaratory judgment confirming the Company's right to the contested technology and seeking damages. Senova also filed suit in January 1996 against ASRI, the Board, AZI and certain executive officers of AZI seeking declaratory judgment confirming the validity of its license agreement with ASRI and seeking damages. Certain other related actions also have been filed. The Company intends to pursue the litigation vigorously.

         The Company is not involved in any other legal proceedings, the result of which the Company believes could have a material adverse effect upon the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company did not submit any matters to a vote of security holders in the fourth quarter of 1995.

EXECUTIVE OFFICERS OF THE REGISTRANT

         Set forth below is certain information regarding executive officers of the Company.

         Walfred R. Raisanen, age 60, has been the Chairman of the board of Directors since the Company's inception in January 1981. From 1981 until 1986 he was the President and Treasurer of the Company. Mr. Raisanen was re-elected Treasurer in 1991 and also serves as Vice President of Research and Development. From June 1976 until January 1981 he was President and a Director of Motorola Process Control, Inc. a predecessor to the Company.

         John P. Hudnall, age 45, came to the Company in 1985 as Chief Financial Officer. He became President and Chief Executive Officer in 1986 and a Director in 1988. Mr. Hudnall's background spans 20 years in industry, with positions in production, sales, finance and systems, including a position as Chief Financial Officer for Inter-Tel, Inc., an independent telephone company.

         Scott Carter, age 41, joined the Company in 1992 as Vice President and Chief Financial Officer. Mr. Carter is a CPA and has 17 years experience in financial management and general management. Prior to his position at the Company, Mr. Carter was Executive Vice President and Chief Financial Officer for Rockford Corporation, a consumer electronics manufacturing company. Prior to this, he was an accounting manager for Hewlett Packard Company.

         Susan Berry, age 47, was named Secretary in early 1989. She has served as Human Resources Manager for the Company since 1985. Prior to her position with the Company, Ms.
Berry was in corporate administration for Inter-Tel, Inc.

         Michael Grant, age 46, became Vice President of Manufacturing in 1993. He started wth the Company in 1988, first serving as National Service Manager, then as Director of Customer Service, and, for the last five years, as Director of Operations. Mr. Grant has over 20 years of experience in manufacturing.

         Executive officers are elected annually and serve at the discretion of the Board of Directors.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
             MATTERS

         The Company's Common Stock trades on the Nasdaq Small Cap Market. As of February 28, 1996, there were approximately 400 shareholders of record. The high and low prices set forth below are derived from the Nasdaq Monthly Statistical Report prepared by the National Association of Securities Dealers, Inc., represent quotations by dealers, may not reflect applicable markups, markdowns or commissions, and do not necessarily represent actual transactions.


                                        Bid
                           ----------------------------


1995                          High              Low
                           ---------        -----------


First Quarter                   1.19             .69
Second Quarter                  1.69             .75
Third Quarter                   2.75            1.25
Fourth Quarter                  2.25            1.81


1994                         High               Low
                           ---------        -----------


First Quarter              $   1.75         $   1.50
Second Quarter                 1.06              .94
Third Quarter                  1.19             1.06
Fourth Quarter                 1.13              .81

         The Company has never paid a cash dividend and currently intends to retain all earnings for use in its business. The declaration and payment of dividends in the future will be determined by the Board of Directors in light of conditions then existing, including the Company's earnings, financial condition, capital requirements and other factors. Dividends are also restricted by the Company's lines of credit agreements with Silicon Valley Bank. See Management's Discussion and Analysis and Results of Operations.

SELECTED FINANCIAL DATA

         The selected financial data for each of the five years in the period ended December 31, 1995 have been derived from the Company's audited financial statements, and should be read in conjunction with the financial statements and related notes thereto and other financial information appearing elsewhere herein and in Item 6. The selected financial data is not required by Form 10- KSB and is included herein as an unnumbered item.

INCOME STATEMENT DATA:

                                                                 Year Ended December 31, (1)
                                      -----------------------------------------------------------------------------------

                                          1995              1994              1993             1992              1991
                                      ------------     ------------      ------------      ------------      ------------
Net sales                             $ 13,104,230     $ 12,105,818      $ 14,182,410      $ 10,862,419      $  8,535,197
Cost of goods sold                       5,644,945        5,859,033         6,624,607         4,534,819         3,190,692
Operating expenses                       6,588,757        7,789,962         6,706,167         5,601,140         4,839,395
                                      ------------     ------------      ------------      ------------      ------------
Operating income (loss)                    870,528       (1,543,177)          851,636           726,460           505,110
Interest Expense                           449,816          507,573           542,499           511,375           552,426
Income tax expense                          11,000            2,000            35,000           180,458            92,500
Extraordinary item
   reduction of income tax
   expense from utilization of
   prior years' operating losses                                                                172,922            88,891
 Cumulative effect of a change
    in accounting method                                                                        113,500
                                      ------------     ------------      ------------      ------------      ------------
Net income (loss)                     $    532,585    ($  1,938,200)     $    408,279      $    192,128      $      9,916
                                      ============     ============      ============      ============      ============
Net income (loss) per share                   $.08             ($.31)            $.09              $.07                $0
Weighted average number of
    shares outstanding                   6,584,860         6,186,816        4,373,191         2,909,613         2,384,684


BALANCE SHEET DATA:




                                                                 Year Ended December 31, (1)
                                      -----------------------------------------------------------------------------------

                                          1995              1994              1993              1992             1991
                                      ------------     ------------      ------------      ------------      ------------

Total assets                          $ 10,600.162     $ 11,966,710      $ 12,768,299      $ 11,369,361      $  8,867,806
Working capital                       $  3,332,424     $  2,318,979      $  4,439,421      $  1,766,729      $  2,017,714
Long-term debt, excluding
   current portion                    $  1,663,112     $  1,816,288      $  2,161,298      $  1,961,515      $  3,000,000
Total liabilities                     $  4,260,858     $  6,228,112      $  5,092,459      $  6,238,749      $  5,134,411
Shareholders' equity                  $  6,339,304     $  5,738,598      $  7,675,840      $  5,130,612      $  3,733,395

(1) Includes operations of Horizon acquired in September, 1992.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS
Results of Operations:
---------------------
         The following tables set forth items in the Company's Consolidated Statements of Operations as a percent of total net sales for the years ended December 31, 1995, 1994 and 1993:

                                                        Percent of net sales               Percentage change
                                                       Year ended December 31,             over prior periods

                                                                                           1995 vs.   1994 vs.
                                                        1995     1994     1993               1994      1993
                                                       ------   ------   ------             ------    ------
Net sales                                              100.0%   100.0%   100.0%                 8%      -15%
Cost of goods sold                                      43.1%    48.4%    46.7%                -4%      -12%
                                                       ------   ------   ------             ------    ------
            Gross margin                                56.9%    51.6%    53.3%                19%      -17%
                                                       ------   ------   ------             ------    ------
Expenses
   Marketing                                            23.8%    29.4%    24.8%               -12%        1%
   General and administrative                           17.3%    20.0%    15.7%                -6%        9%
   Research and development                              4.6%     3.1%     3.0%                62%      -12%
   Amortization and depreciation                         4.6%     4.8%     3.8%                 3%        8%
   Restructuring costs                                   0.0%     7.1%     0.0%              -100%      100%
                                                       ------   ------   ------             ------    ------
             Total expenses                             50.3%    64.3%    47.3%               -15%       16%
                                                       ------   ------   ------             ------    ------
Operating income (loss)                                  6.6%   -12.7%     6.0%               156%     -281%
                                                       ------   ------   ------             ------    ------
Other revenue (expense)
   Interest income                                        .2%     0.1%     0.0%               136%       86%
   Interest expense                                     -3.4%    -4.2%    -3.8%               -11%       -6%
   Other                                                  .8%     0.9%     0.1%                -4%      573%
                                                       ------   ------   ------             ------    ------
             Total other expense                        -2.5%    -3.2%    -3.7%               -17%      -25%
                                                       ------   ------   ------             ------    ------

Income (loss) before income taxes and cumulative
effect of change in accounting method                    4.1%   -16.0%     2.3%               128%     -687%
Income taxes                                              .1%     0.0%      .2%               450%      -94%
Cumulative effect of change in accounting method         0.0%     0.0%      .8%                 0%      0.0%
                                                       ------   ------   ------             ------    ------
Net income (loss)                                        4.1%   -16.0%     2.9%               127%     -575%
                                                       ======   ======   ======             ======    ======

1995 vs. 1994
         The Company reported net income of $532,585 in 1995 compared to a net loss of $1,938,200 in 1994. The increase in net income compared to 1994 resulted in part from the Company developing and implementing a formal plan in the third quarter of 1994 to restructure the Environmental Technology Group (ETG). The total one-time restructuring costs for 1994 were $863,837. Also, compared to 1994, sales in 1995 increased 8%, gross margin as a percent of sales increased from 52% in 1994 to 57% in 1995 and Marketing and General and Administrative expenses decreased $587,277.

         Net sales for the year ended December 31, 1995 increased 8% to $13,104,230 compared to $12,105,818 in 1994. The increase in sales resulted primarily from increases in sales of the ENCOMPASS fuel management and compliance systems, ENCOMPASS related installations and Computrac moisture analyzers. These sales increases more than offset a decrease in tank testing sales. Tank testing sales decreased primarily as a result of the reorganization in 1994 to redirect the sales focus from the Eastern U.S. back to the Western U.S. and a small decline in the domestic market for testing UST's.

         Cost of goods sold was 43% of sales in 1995 compared to 48% of sales in 1994. Gross margin increased primarily due to higher utilization of the tank testing field technicians. Lower tank testing sales for 1995 has been accomplished with significantly fewer technicians and much higher productivity compared to 1994. Gross margin also improved in 1995 as a result of a higher mix of sales of the ENCOMPASS systems in the ENCOMPASS and Soil Sentry product line.

         Overall expenses in 1995 decreased $1,201,205 or 15% below 1994. The decrease was primarily the result of the $863,837 decrease in costs related to ETG restructuring in the third quarter of 1994 which was zero in 1995. The restructuring costs were related to formally restructuring the Environmental Technology Group (ETG) and consisted primarily of the write down of inventory, patents and related severance expenses. Total expenses also decreased a total of $587,277 in marketing and general and administrative expense primarily in the restructured tank testing operations.

         Marketing expenses decreased $440,228 or 12% in 1995 compared to 1994. The decrease in marketing expenses was primarily a result of the decrease in tank testing sales personnel in the Eastern United States which the Company anticipates will be permanent.

         General and administrative expenses decreased $147,049, or 6% in 1995 compared to 1994. General and administrative expenses decreased primarily as a result of decreased administrative personnel and expenses in the tank testing operations. Some of this tank testing personnel have been reassigned to manage the installation of ENCOMPASS systems.

         Research and development expenses increased $231,089, or 62% in 1995 compared to 1994. The increase in research and development expenses was primarily the result of capitalizing some final stage development costs for the ENCOMPASS product in 1994. There were no similar final stage development costs in 1995. Research and development expenses are anticipated to continue at this higher level for 1996.

         Amortization and depreciation expenses increased $18,820, or 3% in 1995 compared to 1994.

         Interest expense decreased $57,757, or 11% in 1995 compared to 1994 due to a decrease in the average outstanding debt.

1994 vs. 1993
         The Company reported a net loss of $1,938,200 in 1994 compared to net income of $408,279 in 1993. The decrease in net income compared to 1993 resulted in part from the Company developing and implementing a formal plan in the third quarter of 1994 to restructure the Environmental Technology Group (ETG). The total one-time restructuring costs for 1994 were $863,837. Also, compared to 1993, sales in 1994 decreased in the U.S. military subcontract with Jacobs Engineering and the Soil Sentry product line.

         Net sales for the year ended December 31, 1994 decreased 15% from $14,182,410 in

1993 to $12,105,818 in 1994. The decrease in sales resulted primarily from the decrease in construction related sales under the Company's U.S. military subcontract with Jacobs Engineering. The subcontract construction work was completed in 1993 and approximately $1,030,000 of construction sales were recorded in 1993 compared to none in 1994. Sales in the Soil Sentry product line decreased as a result of the unsettled political situation in Korea during much of 1994 and a transition in the domestic market sales focus as part of the restructuring to newer, more profitable products. Computrac sales increased compared to 1993 as a result of the new MAX-1000 and MAX-2000 products introduced in 1994.

         During the third quarter of 1994 the Company developed and implemented a formal plan to restructure the Environmental Technology Group (ETG). Because of competitive market conditions in the Eastern U.S., the Company was not successful in profitably developing tank testing in these territories. Also, the Company changed focus in the ENCOMPASS and Soil Sentry product line by reducing the number of products offered and focusing on newer, more profitable products. The plan for restructuring involved closing down the tank testing sales and service operations in the Eastern U.S., writing off certain Soil Sentry inventory and the related Patent and reducing related corporate staffing expenses by approximately 10%. The total restructuring costs for 1994 were $863,837.

         Cost of goods sold was 48% of sales in 1994 compared by 47% of sales in 1993. The increase was due primarily to the under utilization of the tank testing field technicians in the Eastern U.S. and the under-absorbed manufacturing overhead expenses related to the decrease in Soil Sentry sales.

         Overall expenses in 1994 increased $1,083,795, or 16% above 1993. The increase was primarily the result of the costs related to ETG restructuring in the third quarter of 1994. .

         Marketing expenses increased $39,254, or 1% in 1994 compared to 1993. The increase in marketing expenses was primarily a result of additional Computrac sales and marketing expenses in 1994.

         General and administrative expenses increased $192,659, or 9% in 1994 compared to 1993. General and administrative expenses increased primarily from increased health insurance costs, tank testing administrative personnel and increases in the reserve for bad debts.

         Research and development expenses decreased $52,741, or 12% in 1994 compared to 1993. The decrease in research and development expenses was primarily the result of the completion of the MAX-1000/MAX-2000 product development projects.

         Amortization and depreciation expenses increased $40,786, or 8% in 1994 compared to 1993. Amortization expenses increased primarily because of the amortization of new capital leases for sales demonstration products related to the new Computrac MAX-2000 and MAX- 1000 products.

         Interest expense decreased $34,926, or 6% in 1994 compared to 1993 due to a decrease in the average outstanding debt. Other revenue (expense) increased $89,588 in 1994 compared to 1993 due to gains on the sale of older Computrac demonstration products.

Liquidity and Capital Resources:

         Working capital increased 96% to $3,332,424 at December 31, 1995 compared to $1,702,312 at December 31, 1994. The current ratio increased to 2.28 in 1995 from 1.34 in 1994. The increase in working capital and the current ratio was primarily due to increased cash flow from operations.

         At December 31, 1995 as compared to December 31, 1994, accounts receivable decreased $486,164, primarily as a result of improvements in credit and collection policies and procedures. Inventory at December 31, 1995 decreased $296,388 compared to December 31, 1994, primarily as a result of improvements in materials management and the introduction of newer, easier to manufacture products.

         Cash and cash equivalents increased $98,403 in 1994, to end the year at $486,382. Cash provided by operating activities was $2,241,741 in 1995. The sources of cash for operating activities was primarily a result of the net income plus non-cash charges (depreciation and amortization) and the decreases in accounts receivable and inventory. Cash used by investing activities was $25,970 in 1995. Cash used by financing activities was $2,117,368 in 1995, which was primarily used to reduce borrowing under the bank lines of credit and to make payments on long-term debt and capital leases.

         The Company currently has two lines of credit available through Silicon Valley Bank ("the bank"), collateralized by accounts receivable, inventory, and property, plant and equipment which provide for an aggregate maximum commitment of $2,750,000 through March 15, 1996. At December 31, 1995, the Company had $150,000 outstanding under its domestic line of credit for $1,500,000. Borrowings under this line of credit are at the bank's prime rate of interest plus 2.0% (10.5% at December 31, 1995.) The second line of credit is an international credit line and is 90% guaranteed by the Export-Import Bank of the United States. At December 31, 1995, the Company had $100,000 outstanding under its international line of credit for $1,250,000. Borrowings under this line of credit are at the bank's prime rate of interest plus 1.5% (10.0% at December 31, 1995). Subsequent to December 31, 1995, the lines of credit were renewed through March 15, 1997 for an aggregate commitment of $2,500,000. The domestic line was renewed for $1,500,000 at an interest rate of prime plus 1.5%. The international line was renewed for $1,000,000 at an interest of rate of prime plus 1.0%. In connection with originally obtaining these lines of credit in 1991, the Company issued a warrant to the bank to purchase 43,011 shares of the Company's common stock at an exercise price of $2.25 through December 15, 1996. The lines of credit contain certain covenants, including minimum net income levels and certain financial ratios. The Company was in compliance with all bank covenants at December 31, 1995.

         In November, 1995, the Company prepaid the remaining principal balance ($1,162,083) of its 12% subordinated convertible note payable to Bridge Capital Investors II ("Bridge"). In connection with the prepayment, Bridge waived all rights to receive any additional warrants under its loan agreement with the Company. The Company had also made scheduled principal payments of $375,000 and $616,667 principal payments on April 30, 1995 and October 31, 1995, respectively.

         On April 14, 1995, the Company entered into an agreement with Classic Syndicate, Inc. ("Classic"). Pursuant to the Subordinated Loan Agreement, Classic holds a 10% Note in the principal amount of $375,000 with a maturity date of April 30, 1997. The funds were to be used exclusively for the April 30, 1995 principal payment to Bridge. Semi-annual interest payments are to be made on April 30, 1996 and October 31, 1996.

         On November 17, 1995, the Company entered into an agreement with Silicon Valley Bank ("the Bank"). Pursuant to the Loan Agreement, the Bank holds a Note in the principal amount of $1,220,238 at an interest rate of prime plus 2% (10.75% at December 31, 1995) and a warrant to purchase up to 62,500 shares of the Company's Common Stock at an exercise price of $2.08 per share. The Company is required to pay 42 monthly principal payments of $29,762 in addition to monthly interest payments from December 7, 1995 through May 7, 1999. The Note is cross- collateralized with the Company's bank lines of credit with accounts receivable, inventory, and property, plant and equipment. The Company has agreed to not use $400,000 of its available bank lines of credit until this Note is fully repaid. The Note contains certain covenants, including minimum net income levels and certain financial ratios. On a quarterly basis, half of any excess cash flow that the Company generates is required to be used to prepay any remaining principal balance due on this Note. Excess cash flow is defined as net income plus non-cash expenses less capital expenditures, scheduled principal payments and increases in net working capital.

ITEM 7.   FINANCIAL STATEMENTS


                                    I N D E X



                                                                        Page No.


Independent Auditors' Report .........................................    21

Consolidated Balance Sheets ..........................................    22

Consolidated Statements of Operations ................................    23

Consolidated Statements of Shareholders' Equity ......................    24

Consolidated Statements of Cash Flows ................................    25

Notes to Consolidated Financial Statements ...........................    27

                 ARIZONA INSTRUMENT CORPORATION AND SUBSIDIARIES
                 -----------------------------------------------
             1995 Consolidated Financial Statements and Independent
                                 Auditors Report

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors of
Arizona Instrument Corporation:

We have audited the accompanying consolidated balance sheets of Arizona Instrument Corporation and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Arizona Instrument Corporation and subsidiaries as of December 31, 1995 and 1994 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.


/s/  Deloitte & Touche LLP

DELOITTE & TOUCHE LLP

Phoenix, Arizona
March 13, 1996, except for Note C, as to which the date is March 26, 1996

                 ARIZONA INSTRUMENT CORPORATION AND SUBSIDIARIES
                 -----------------------------------------------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                                                             December 31,
                                                   ----------------------------
                                                        1995            1994
                   ASSETS                          ------------    ------------
                   ------
CURRENT ASSETS:
 Cash and cash equivalents                         $    486,382    $    387,979
 Receivables, less allowance for doubtful
  accounts of $191,000 and $187,000                   3,371,837       3,862,258
 Inventories:
 Components                                           1,148,508       1,358,533
 Finished Goods                                         645,262         832,214
                                                   ------------    ------------
                                                      1,793,770       2,190,747
 Current portion of notes receivable related party       55,501           6,000
 Prepaid expenses and other current assets              222,680         283,819
                                                   ------------    ------------
Total current assets                                  5,930,170       6,730,803

PROPERTY, PLANT AND EQUIPMENT, net                    1,083,199       1,237,882
GOODWILL, net of accumulated amortization
 of $1,874,912 and $1,628,559                         2,455,924       2,702,357
COVENANT NOT TO COMPETE, net of accumulated
 amortization of $189,583 and $131,250                  160,417         218,750
NOTES RECEIVABLE RELATED PARTY                                0          49,502
OTHER ASSETS                                            970,452       1,027,416
                                                   ------------    ------------
TOTAL                                               $10,600,162    $ 11,966,710
                                                   ============    ============

          LIABILITIES AND SHAREHOLDERS' EQUITY
          ------------------------------------
CURRENT LIABILITIES:
 Lines of credit                                       $250,000      $1,625,000
 Accounts payable                                       863,386         816,361
 Accrued salaries and commissions                       374,838         300,856
 Accrued interest                                        14,713          98,787
 Other accrued expenses                                 481,585         346,104
 Current portion of long-term debt and
  capital lease obligations                             613,224       1,841,383
                                                   ------------    ------------
    Total current liabilites                          2,597,746       5,028,491

LONG-TERM DEBT AND CAPITAL LEASE
 OBLIGATIONS - less current portion                   1,663,112       1,199,621

COMMITMENTS AND CONTINGENCIES (Note J)

SHAREHOLDERS' EQUITY:
 Common Stock, $.01 par value:
  Authorized, 10,000,000 shares;
  Issued, 6,352,563 and 6,195,484 shares                 63,526          61,955
 Preferred Stock, $.01 par value
  Authorized, 1,000,000 shares
 Additional paid-in capital                           9,360,950       9,294,400
 Deficit                                             (2,862,721)     (3,395,306)
                                                   ------------    ------------
                                                      6,561,755       5,961,049
 Less treasury stock, 86,165 shares at cost            (222,451)       (222,451)
                                                   ------------    ------------
  Total shareholders' equity                          6,339,304       5,738,598
                                                   ------------    ------------
TOTAL                                               $10,600,162     $11,966,710
                                                   ============    ============


                 See Notes to Consolidated Financial Statements

                 ARIZONA INSTRUMENT CORPORATION AND SUBSIDIARIES
                 -----------------------------------------------
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------

                                                   Year Ended December 31,
                                         -------------------------------------
                                             1995         1994        1993
                                         -----------  -----------  -----------
NET SALES                                $13,104,230  $12,105,818  $14,182,410

COSTS OF GOODS SOLD                        5,644,945    5,859,033    6,624,607
                                         -----------  -----------  -----------
    Gross margin                           7,459,285    6,246,785    7,557,803
                                         -----------  -----------  -----------
EXPENSES
 Marketing                                 3,116,104    3,556,332    3,517,078
 General & administrative                  2,268,641    2,415,690    2,223,031
 Research & development                      605,627      374,538      427,279
 Amortization & depreciation                 598,385      579,565      538,779
 Restructuring costs                               0      863,837            0
                                         -----------  -----------  -----------

     Total Expenses                        6,588,757    7,789,962    6,706,167
                                         -----------  -----------  -----------
OPERATING INCOME (LOSS)                      870,528   (1,543,177)     851,636
                                         -----------  -----------  -----------
OTHER REVENUE (EXPENSE)
 Interest income                              22,039        9,320        5,000
 Interest expense                           (449,816)    (507,573)    (542,499)
 Other                                       100,834      105,230       15,642
                                         -----------  -----------  -----------
     Total other expense                    (326,943)    (393,023)    (521,857)
                                         -----------  -----------  -----------
INCOME (LOSS) BEFORE INCOME TAXES
 AND CUMULATIVE EFFECT OF CHANGE
 IN ACCOUNTING METHOD                        543,585   (1,936,200)     329,779

INCOME TAXES                                  11,000        2,000       35,000
                                         -----------  -----------  -----------
INCOME (LOSS) BEFORE CUMMULATIVE EFFECT
 OF CHANGE IN ACCOUNTING METHOD              532,585   (1,938,200)     294,779

CUMULATIVE EFFECT OF CHANGE IN
 ACCOUNTING METHOD                                 0            0      113,500

NET INCOME (LOSS)                        $   532,585  ($1,938,200) $   408,279
                                         ===========  ===========  ===========
INCOME (LOSS) BEFORE INCOME TAXES
 AND CUMULATIVE EFFECT OF CHANGE
 IN ACCOUNTING METHOD PER SHARE          $      0.08  ($     0.31) $      0.07

CUMULATIVE EFFECT OF CHANGE IN
 ACCOUNTING METHOD PER SHARE             $      0.00  $      0.00  $      0.02
                                         -----------  -----------  -----------
NET INCOME (LOSS) PER SHARE              $      0.08  ($     0.31) $      0.09
                                         ===========  ===========  ===========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
 AND COMMON STOCK EQUIVALENTS              6,584,860    6,186,816    4,373,191
                                         ===========  ===========  ===========

                 See Notes to Consolidated Financial Statements

                 ARIZONA INSTRUMENT CORPORATION AND SUBSIDIARIES
                 -----------------------------------------------
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                 -----------------------------------------------

                                                               Additional    (Deficit)
                                         Common Stock            paid-in      retained      Treasury
                                    Shares          Amount       capital      earnings        stock          TOTAL
                                   ---------      ---------    ----------    ----------     ----------    -----------
BALANCE, JANUARY 1, 1993           4,009,906      $  40,099    $7,018,350   ($1,865,385)   ($   62,452)   $ 5,130,612

 Issuance of stock pursuant to:
  Stock purchase plan                 25,452            255        38,936                                      39,191
  Horizon purchase fees              (37,742)          (378)       13,862                                      13,484
  Exercise of warrants                65,000            650        48,100                                      48,750
  Stock private placement          2,090,000         20,900     2,174,623                                   2,195,523
 Purchase of treasury stock                                                                   (159,999)      (159,999)
 Net Income                                                                     408,279                       408,279
                                   ---------      ---------    ----------    ----------     ----------    -----------
BALANCE, DECEMBER 31, 1993         6,152,616      $  61,526   $ 9,293,871   ($1,457,106)   ($  222,451)   $ 7,675,840

 Issuance of stock pursuant to:
  Stock purchase plan                 38,702            387        43,838                                      44,225
  Stock private placement fees                                    (43,309)                                    (43,309)
  Exercise of warrants                 4,166             42                                                        42
 Net loss                                                                    (1,938,200)                   (1,938,200)
                                   ---------      ---------    ----------    ----------     ----------    -----------
BALANCE, DECEMBER 31, 1994         6,195,484      $  61,955    $9,294,400   ($3,395,306)   ($  222,451)   $ 5,738,598

 Issuance of stock pursuant to:
  Stock purchase plan                 46,476            465        37,806                                      38,271
  Exercise of warrants               105,603          1,056        21,444                                      22,500
  Exercise of stock options            5,000             50         7,300                                       7,350
 Net Income                                                                      532,585                      532,585
                                   ---------      ---------    ----------    ----------     ----------    -----------
BALANCE, DECEMBER 31, 1995         6,352,563      $  63,526    $9,360,950   ($2,862,721)   ($  222,451)   $ 6,339,304
                                   =========      =========    ==========    ==========     ==========    ===========


                 See Notes to Consolidated Financial Statements

                 ARIZONA INSTRUMENT CORPORATION AND SUBSIDIARIES
                 -----------------------------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------

                                                             Year ended December 31,
                                                   -----------------------------------------
                                                       1995           1994           1993
                                                   ----------      ----------     ----------
OPERATING ACTIVITIES:
 Net income (loss)                                 $  532,585     ($1,938,200)    $  408,279

Adjustments to reconcile net income to net cash
 provided (used) by operating activities:
 Depreciation and amortization                        779,577         812,501        802,280
 Gain on sale or abandonment of property,
  plant and equipment                                 (62,294)        (93,552)        (7,391)
 Provision for losses on receivables                    4,257          10,882          9,017
 Restructuring charges                                                747,995
 Provision for inventory obsolesence                                   89,965

Change in operating assets and liabilities:
 Decrease (increase) in receivables                   486,164         177,576       (785,832)
 Decrease (increase) in inventories                   296,388        (389,816)       (71,628)
 Decrease (increase) in other current assets           11,639         129,779       (289,383)
 Decrease (increase) in other assets                   21,011        (302,051)      (394,443)
 Increase (decrease) in accounts payable               47,025         (73,205)       (27,514)
 Increase (decrease) in accrued expenses              125,389         (20,939)       (64,434)
                                                   ----------      ----------     ----------
NET CASH PROVIDED (USED) BY
 OPERATING ACTIVITIES                               2,241,741        (849,065)      (421,049)
                                                   ----------      ----------     ----------
INVESTING ACTIVITIES:
 Purchases of property, plant and
  and equipment and other assets                     (106,523)        (64,639)      (472,765)
 Proceeds from sale of property, plant and
  and equipment and other assets                       80,553         136,264
                                                   ----------      ----------     ----------
NET CASH (USED) PROVIDED BY
 INVESTING ACTIVITIES                                 (25,970)         71,625       (472,765)
                                                   ----------      ----------     ----------
                                   Continued

                                                             Year ended December 31,
                                                   -----------------------------------------
                                                       1995           1994           1993
                                                   ----------      ----------     ----------
FINANCING ACTIVITIES:
 Borrowings of long-term debt                       1,625,000         414,001
 Payments of long-term debt and capital leases     (2,441,192)       (156,201)      (922,965)
 Net (payments) borrowings under bank
  lines of credit                                  (1,375,000)        825,000       (545,378)
 Proceeds recevied on notes receivable                  5,703             902
 Stock issued for warrants                             29,850              42         48,750
 Sale of common stock, net proceeds                   (43,309)      2,209,007
 Purchase of treasury stock                          (159,999)
 Issuance of common stock pursuant
  to stock purchase plan                               38,271          44,225         39,191
                                                   ----------      ----------     ----------
NET CASH (USED) PROVIDED BY
 FINANCING ACTIVITIES                              (2,117,368)        670,659      1,082,607
                                                   ----------      ----------     ----------
NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                                  98,403        (106,781)       188,793

CASH AND CASH EQUIVALENTS,
 beginning of year                                    387,979         494,760        305,967
                                                   ----------      ----------     ----------
CASH AND CASH EQUIVALENTS
 end of year                                       $  486,382      $  387,979    $   494,760
                                                   ==========      ==========     ==========

SUPPLEMENTAL CASH FLOW INFORMATION:
 Transfer of inventories to property, plant and
  equipment to be used as demonstration units         100,589         115,239         18,346
 Property, plant and equipment acquired through
  capital lease obligations                            51,524         550,998        436,343
 Note receivable acquired for asset sale              170,000
 Note payable due for asset sale                       10,000
 Interest paid                                        502,759         477,039        415,362
 Income taxes paid                                      4,669           9,270         38,030


                 See Notes to Consolidated Financial Statements

                 ARIZONA INSTRUMENT CORPORATION AND SUBSIDIARIES
                 -----------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                       THREE YEARS ENDED DECEMBER 31, 1995
                       -----------------------------------

A.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidated financial statements include the accounts of Arizona Instrument Corporation and its wholly-owned subsidiaries (collectively, the "Company"). All material intercompany profits, transactions and balances have been eliminated upon consolidation.

Description of business. Arizona Instrument Corporation designs, manufactures and markets the Computrac line of automated microprocessor controlled analytical instruments used to measure the moisture content of various materials, the ENCOMPASS and Soil Sentry line of computer-based fuel management and compliance leak detection instruments for monitoring underground storage tanks (UST's) and the Jerome line of toxic gas detection instruments primarily used to detect mercury and hydrogen sulfide. The Company also provides tank testing and related services for the underground storage tank market. The Company sells in the United States and also international markets.

Sales of instruments are recognized once the shipment is made. Sales of underground storage tank (UST) services are recognized based on the percentage of completion.

Inventories are stated at the lower of cost (first-in, first-out method) or market.

Property, plant and equipment are recorded at cost. Depreciation is provided by the straight-line method over the estimated useful lives of the various classes of assets. Equipment and furniture/fixtures are estimated to have 5 and 7 year useful lives, respectively. Leasehold improvements are amortized over the shorter of the estimated useful life or the period of the lease. Equipment under capital leases are generally amortized over the estimated lives of the related equipment.

Goodwill is the cost of investments in purchased companies in excess of the fair value of net assets of the businesses acquired. Goodwill is amortized on a straight-line basis over 20 years for the Jerome Goodwill and over 10 years for the Horizon Goodwill. The Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 121 during 1995. SFAS No. 121 establishes the accounting standard for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used for long-lived assets and certain identifiable intangibles to be disposed of. The Company will adopt SFAS No. 121 effective January 1, 1996. Management of the Company does not believe that adoption of SFAS No. 121 will have a material effect on the financial position or results of operations of the Company.

Covenant not to compete resulted as part of the Horizon acquisition in 1992 and is being amortized on a straight line basis.

Debt issue costs are amortized using the interest method over the term of the related debt.

Stock based compensation. In October 1995, the Financial Accounting Standards Board issued SFAS No. 123 "Accounting for Stock Based Compensation". The Company has determined that it will not change to the fair value method and will continue to use Accounting Principles Board Opinion No. 25 for measurement and recognition of employee stock based compensation. SFAS No. 123 will require additional disclosures in the 1996 financial statements.

Income (Loss) per share is computed using the weighted average number of common shares outstanding during each year after giving effect to stock options and warrants considered to be dilutive common stock equivalents.

Statements of cash flows - For purposes of the consolidated statements of cash flows, cash and cash equivalents represent cash in bank and money market funds.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles necessarily requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates.

 B.     PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at December 31 consists of the following:


                                        1995           1994
                                    -----------    -----------

Leasehold improvements              $   154,807    $   154,807
Furniture, fixtures and equipment     3,887,422      3,756,333
Automobiles                             123,111        123,111
                                    -----------    -----------

Less accumulated depreciation
   and amortization                   4,165,340      4,034,251

                                     (3,082,141)    (2,796,369)
                                    -----------    -----------

                                    $ 1,083,199    $ 1,237,882
                                    ===========    ===========


C.     BANK LINES OF CREDIT

At December 31, 1995, the Company had two lines of credit available (one for domestic operations and one for international operations) collateralized by accounts receivable, inventory, and property, plant and equipment which provided for an aggregate maximum commitment of

$2,750,000 through March 15, 1996. At December 31, 1995, the Company had $150,000 outstanding under its domestic line of credit at the bank's prime rate of interest plus 2.0% (10.5% at December 31, 1995). The Company also had $100,000 outstanding under the international line of credit at December 31, 1995. Borrowings under this line of credit are at the bank's prime rate of interest plus 1.5% (10.0% at December 31, 1995). Subsequent to December 31, 1995, the lines of credit were renewed through March 15, 1997 for an aggregate commitment of $2,500,000. The domestic line was renewed for $1,500,000 at an interest rate of prime plus 1.5% and the international line was renewed for $1,000,000 at an interest rate of prime plus 1.0%. In connection with obtaining these lines of credit in a prior year, the Company issued a warrant to the bank to purchase 43,011 shares of the Company's common stock at an exercise price of $2.25. These warrants expire at December 15, 1996. The lines of credit contain certain covenants, including minimum net income levels and certain financial ratios. The Company was in compliance with all bank covenants at December 31, 1995.

D.      LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

Long-term debt and capital lease obligations at December 31 consist of the following:


                                                       1995          1994
                                                    ----------   ----------

   Convertible subordinated note, interest at 12%
   payable quarterly, paid off in 1995              $        0   $2,176,250
   Capital lease obligations (Note J)                  670,170      836,541
   Notes payable                                       375,000            0
   Notes payable to Bank                             1,231,166       28,213
                                                    ----------   ----------

Total Debt and Capital Leases                        2,276,336    3,041,004
   Less current position                               613,224    1,841,383
                                                    ----------   ----------

Long-Term Portion of Debt and Capital Leases        $1,663,112   $1,199,621
                                                    ==========   ==========


In November, 1995, the Company prepaid the remaining principal balance ($1,184,583) of its 12% subordinated convertible note payable to Bridge Capital Investors II ("Bridge"). In connection with the prepayment, Bridge waived all rights to receive any additional warrants under its loan agreement with the Company. The Company also made scheduled principal payments of $375,000 and $616,667 on April 30, 1995 and October 31, 1995, respectively.

On April 14, 1995, the Company entered into an agreement with Classic Syndicate, Inc ("Classic"). Pursuant to the Subordinated Loan Agreement, Classic holds a 10% Note in the principal amount of $375,000 with a maturity date of April 30, 1997. The funds were to be used exclusively for the April 30, 1995 principal payment to Bridge. Semi-annual interest payments are to be made on April 30, 1996 and October 31, 1996.

On November 17, 1995, the Company entered into an agreement with a bank ("Bank"). Pursuant to the Loan Agreement, the Bank holds a Note in the principal amount of $1,220,238 at an interest rate of prime plus 2% (10.75% at December 31, 1995) and a warrant to purchase up to 62,500 unregistered shares of the Company's Common Stock at an exercise price of $2.08 per share. The Company is required to pay 42 monthly principal payments of $29,762 in addition to monthly interest payments from December 7, 1995 through May 7, 1999. The Note is cross-collateralized with the Company's bank lines of credit with accounts receivable, inventory, and property, plant and equipment. The Company has agreed to not use $400,000 of its available bank lines of credit until this Note is fully repaid. The Note contains certain covenants, including minimum net income levels and certain financial ratios. On a quarterly basis, half of any excess cash flow that the Company generates, is required to be used to prepay any remaining principal balance due on this Note. Excess cash flow is defined as net income plus non-cash expenses less capital expenditures, scheduled principal payments and increases in net working capital. At December 31, 1995 the Company was in agreement with all covenants of this agreement.

Long-term debt and capital lease obligations at December 31, 1995 are payable as follows:


                    1996           $  613,224
                    1997            1,010,908
                    1998              478,627
                    1999              161,749
                    2000               11,828
                                   ----------


                                   $2,276,336
                                   ==========


 E.      ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standard ("SFAS") No. 107 "Disclosures About Fair Value of Financial Instruments" was adopted for the year ending December 31, 1995. SFAS No. 107 requires disclosure of the estimated fair value of certain financial instruments. The Company has estimated the fair value of its financial instruments using available market data. However, considerable judgement is required in interpreting market data to develop estimates of fair value. The use of different market assumptions or methodologies may have a material effect on the estimates of fair values. The carrying values of cash, receivables, lines of credit, accounts payable, accrued expenses, and long term debt and capital lease obligations approximate fair values due to the short-term maturities or market rates of interest.

F.      SHAREHOLDERS' EQUITY

In July 1983, the Company adopted an Incentive Stock Option Plan ("ISOP") pursuant to which the Company could, for a period of 10 years, grant options to purchase up to 100,000 shares of the Company's Common Stock. ISOP options may be granted to employees of the Company or any subsidiary. The exercise price of all options must be at least the fair market value of the Company's common stock on the date of grant and the options must be exercised within 10 years from the date of grant. In 1984, non-qualified stock options were granted to an officer and a former director. The exercise price of the options is equal to the fair market value of the Company's Common Stock on the date of grant.

In March 1985, the Company adopted a Stock Option Plan ("SOP") under which the Company could, for a period of ten years, grant options to purchase up to 250,000 shares of the Company's Common Stock. SOP options may be granted to employees, officers or directors of the Company or any subsidiary. The exercise price of options must be at least the fair market value of the Company's Common Stock on the date of grant and the options must be exercised within 11 years from the date of grant.

In April 1991, the Company adopted the 1991 Stock Option Plan ("OP") under which the Company may, for a period of ten years, grant incentive stock options and nonstatutory stock options to purchase up to 450,000 shares of the Company's Common Stock. Additionally, each year, the number of shares of stock that may be issued is increased automatically by 1% on January 1 if certain conditions are met. Stock options may be granted to employees, directors and other persons whose participation is deemed to be in the Company's best interest, but only employees may be granted incentive stock options. Incentive stock options granted under the plan have a maximum term of ten years and nonstatutory options may have a maximum term of twenty years. The exercise price for an incentive stock option must be at least the fair market value of the Company's common stock on the date of grant. The exercise price for a nonstatutory option may be any amount above the par value of the Company's Common Stock determined in good faith.

The following is a summary of stock option activity:


                                                                Average
                                              Number             Price
                                            of Shares          Per Share
                                            ---------           -------


Outstanding December 31, 1992                 280,285           $  3.51
   Granted                                    328,860              2.40
   Canceled                                  (213,500)             3.62
                                            ---------           -------

Outstanding December 31, 1993                 395,645              2.53
   Granted                                     57,719              2.20
   Canceled                                   (75,480)             3.00
                                            ---------           -------

Outstanding December 31, 1994                 377,884              2.39
   Granted                                    678,903               .92
   Canceled                                  (332,884)             2.39
   Exercised                                   (5,000)             1.47
                                            ---------           -------
Outstanding December 31, 1995                 718,903           $  1.00
                                            =========           =======

In January  1985,  the Company  adopted an Employee  Stock  Purchase  Plan which provides for the sale of up to 200,000 shares of common stock to qualifying employees of the Company. The purchase price of the stock is 85% of the lesser of the fair market value at the beginning or the end of the offering period, January and July of each year. During the years ended December 31, 1995, 1994 and 1993 a total of 46,476, 38,702 and 25,452 shares of common stock have been purchased at average prices of $.82, $1.14 and $1.54 per share, respectively. As of December 31, 1995, a total of 21,900 shares were available under this plan.

Stock Private Placement

At November 30, 1993 the Company completed a private placement of 2,090,000 shares of common stock raising gross proceeds of $2,612,550 and net proceeds after fees and expenses of $2,195,523. The proceeds were used to reduce debt, to obtain certain European product certifications, and for new product development. The Company also utilized $159,999 of the net proceeds to redeem 73,845 shares of its common stock held primarily by Mr. Quinn Johnson, a director and executive officer of the Company. On November 30, 1993, the Company issued a warrant to purchase up to 209,000 shares at an exercise price of $1.25 per share to the placement agent in connection with the private placement of the Company's stock.

A shelf registration statement covering 3,781,000 shares of common stock issued in the private placement described above, in a 1992 private placement and in connection with the Horizon acquisition was declared effective by the Securities and Exchange Commission on February 11, 1994.


G.      INCOME TAXES

The provision for income taxes for the years ended December 31, consists of the following:


                                1995        1994         1993
                              --------    --------     --------
Federal:
   Current                    $  2,250    $      0     $ 17,800
   Deferred
State:                           8,750       2,000       17,200
                              --------    --------     --------
                              $ 11,000    $  2,000     $ 35,000
                              ========    ========     ========


The provision for income taxes as shown in the accompanying consolidated statements of operations differs from the amounts computed by applying the federal statutory income tax rates to income before income taxes. A reconciliation of the provision for income taxes and the amounts that would be computed using the statutory federal income tax rates for the years ended December 31 is set forth below:

                                    1995         1994         1993
                                  ---------     --------    --------
Provision (benefit) computed at
   federal statutory rates        $ 185,000    ($658,988)   $138,815
State taxes                           9,000        2,000       4,410
Goodwill                             63,000       63,500      63,500
Life Insurance                        9,000        9,600      13,136
Other                                57,000        3,000       1,677
Benefit of loss carryforward              0            0      15,242
Change in valuation allowance      (312,000)     582,888    (201,780)
                                  ---------     --------    --------

                                  $  11,000     $  2,000    $ 35,000
                                  =========     ========    ========



The Company adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes", effective January 1, 1993. The cumulative effect of adopting SFAS No. 109 on the Company's financial statements was to increase income $113,500 for 1993.

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss and tax credit carryforwards. The tax effects of significant items comprising the Company's net deferred tax asset as of December 31 are as follows:


                                                            1995       1994
                                                         ---------   ---------
Deferred tax assets:
Current
   Reserves not currently deductible                     $ 114,000   $ 369,000
Long Term
   Other intangibles                                        70.000      49,000
   Operating loss carryforwards                            398,000     671,500
   Tax credit carryforwards                                324,000
   Difference between book and tax basis of property       151,500     323,000
                                                          --------   ---------

Total deferred tax assets                                1,057,500   1,412,500

Deferred tax liabilities:
Long Term
   Difference between book and tax basis of property                    42,500
                                                                     ---------
Total deferred tax liabilities                                          42,500

Valuation allowance                                       (944,000) (1,256,500)
                                                         ---------   ---------
Net deferred tax asset                                   $ 113,500   $ 113,500
                                                         =========   =========

The Company has evaluated its past earnings history and trends, sales backlog and budgets and determined that it is more likely than not that most of the deferred tax assets will not be realized. As a result, a valuation allowance of $944,000 has been recorded on the deferred tax assets. The Company will continue to review this valuation allowance on a quarterly basis and make adjustments as appropriate.

At December 31, 1995, the Company had net operating loss carryforwards of approximately $1,000,000 available to reduce federal taxable income. These net operating losses begin to expire in 2005.

H.    PROFIT SHARING PLAN

Full time employees with greater than six months of service are eligible to participate in the Company's 401K profit sharing retirement plan adopted in 1981 whereby, at the Board of Directors' discretion, contributions are made on an annual basis. No contributions have been made in any of the three years ended December 31, 1995.

I.     SALES

Export  sales,   primarily  to  Canada,  Korea  and  Sweden  were  approximately
$1,950,000,  $2,220,000  and  $3,212,000  for the years ended December 31, 1995,
1994 and 1993, respectively.

The Company has a concentration of sales from a newly released product to a single customer that makes up approximately 10% of Net Sales. The potential for a negative financial impact could result from a partial or total loss of the business relationship with this customer. Management believes that the relationship between the Company and this customer was good at December 31, 1995. Management is actively seeking to diversify sales of this new product to a number of other customers, and anticipate that additional customers will be added during the next twelve months.

J.      COMMITMENTS AND CONTINGENCIES

Leases

Certain office facilities and equipment are held under capital and operating leases. These leases expire in periods through 2003 and include renewal options. Capital leases included in Property and Equipment total $1,361,193 and $1,343,228 (net of accumulated amortization of $765,429 and $533,650) as of December 31, 1995 and 1994, respectively.

At December 31, 1995, future minimum lease payments under such leases having non- cancelable terms in excess of one year are summarized as follows:


                                       Capital leases          Operating leases
                                         ----------              ----------

                 1996                    $  333,878              $  302,004
                 1997                       312,092                 284,839
                 1998                       134,140                 294,920
                 1999                        17,316                 317,835
                 2000                        12,988                 317,604
                 Thereafter                       0                 873,411
                                         ----------              ----------

Total minimum lease payments             $  810,414              $2,390,613
                                         ----------              ==========
Less amount representing interest           140,243
                                         ----------
Net present value of future minimum
   Lease payments                        $  670,170
                                         ==========

Rent expense for operating leases was approximately $360,000, $335,000 and $301,000 for the years ended December 31, 1995, 1994 and 1993, respectively.

Genelco Earnout Agreement

In connection with the Company's purchase of Genelco, Inc. on January 30, 1988, the Company entered into a potential $700,000 earnout agreement based on future sales. The agreement was modified on December 31, 1992 for a remaining earnout of $202,585 to be compensated with 208,421 shares of unregistered common stock in 1996. Through December 31, 1991, $155,669 has been earned under the prior earnout agreement. Under the modified agreement, the expense was $33,764, $35,801 and $27,233 for the years ended December 31, 1995, 1994 and 1993, respectively. The earnout period under the modified agreement will be completed on December 31, 1997.

Litigation

Litigation has been commenced in Superior Court, Maricopa County, Arizona with respect to certain matters arising in connection with a technology development agreement and related agreements entered into by the Company and a state organization in 1988 related to the Company's Jerome product line and providing the Company with certain rights thereunder. The Company believes, not withstanding such agreements, the state organization exclusively licensed relevant technology to another firm in February 1993. The Company filed suit in February 1996 against this firm and , the state organization and certain other defendants requesting a declaratory judgement, confirming the Company's right to the contested technology and seeking damages. The firm also filed suit in January 1996 against the state organization, AZI and certain executive officers of AZI seeking declaratory judgement confirming the validity of its license agreement with the state organization and seeking damages. Certain other related actions also have been filed. The Company intends to pursue the litigation vigorously. Management of the Company believes that the ultimate resolution of these matters will not have a material effect on the financial position of the Company.

K.      RESTRUCTURING COSTS

During the third quarter of 1994 the Company developed and implemented a formal plan to restructure the Environmental Technology Group (ETG). Because of competitive market conditions in the Eastern US, the Company had not been successful in profitably developing tank testing in these territories. Also, the Company changed focus in the Soil Sentry product line by reducing the number of products offered and focusing on newer, more profitable products. The plan for restructuring involved closing down the tank testing sales and service operations in the Eastern US, writing off certain Soil Sentry inventory and the related patent and reducing related corporate staffing expenses by approximately 10%. The total restructuring costs for 1994 were $863,837 which consisted of the following:

Write down of inventory                          $ 405,373

Write down of patent                               342,622
                                                 ---------

Total non-cash restructuring costs                 747,995
Total cash severance costs                         115,842
                                                 ---------

Total restructuring costs                        $ 863,837
                                                 =========

The   restructuring   was  completed  in  1994  and  there  were  no  additional restructuring related expenses in 1995.

L.     RELATED PARTY TRANSACTIONS

During September 1993, the Company loaned $45,000 to one of its officers. The loan is collateralized by a pledge of 15,000 shares of common stock of the Company and the cash value of a life insurance policy. The note bears interest at 10% per annum and is due August 1996. During April 1994, the Company loaned approximately $10,000 to another officer. The note bears interest at 10% and is due April, 1996.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There has been no Form 8-K filed within 24 months prior to the date the most recent financial statements reporting a change of accountants or reporting disagreements on any matter of accounting principle or financial statement disclosure


                                    PART III

ITEMS 9 THROUGH 12.

         Within 120 days after the close of the fiscal year, the Company intends to file with the Securities and Exchange Commission a definitive proxy statement pursuant to Regulation 14A which will involve the election of directors. The answers to Items 9 through 12 are incorporated by reference pursuant to General Instruction E(3).


                                     PART IV

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K

Financial Statements. The following is a list of the consolidated financial statements of Arizona Instrument Corporation and its subsidiaries included in
Item 8 of Part II.

Independent auditors' report.

Consolidated balance sheets - December 31, 1995 and 1994.

Consolidated statements of operations - Years ended December 31, 1995, 1994 and 1993

Consolidated statements of shareholders' equity - Years ended December 31, 1995, 1994 and 1993

Consolidated statements of cash flows - Years ended December 31, 1995, 1994 and 1993

Notes to consolidated financial statements

(a) The following exhibits are incorporated by reference or are filed with this Form 10-KSB.

3.1 Certificate of Incorporation of Registrant as amended through June 30, 1994: Incorporated by reference from Form 10-Q filed in August

3.2 By-laws of Registrant as amended through June 30, 1994: Incorporated by reference from Form 10-Q filed in August 1994.

10.1 United States Patent No. 4,165,633 issued August 28, 1979: Incorporated by reference from Form S-18 filed on July 27, 1983.

10.2* 1983 Incentive Stock Option Plan of Registrant: Incorporated by reference from Form S-18 filed on July 17, 1983.

10.3* 1985 Stock Option Plan: Incorporated by reference from Form 10K filed in March 1986.

10.4* 1991 Stock Option Plan: Incorporated by reference from Form 10K filed in March 1992.

10.5 Amended and restated Silicon Valley Bank, Export-Import Guaranteed Business Loan Agreement, February 1993. Incorporated by reference from Form 10-KSB filed in March 1993.

10.6 Loan Modification Agreement with Silicon Valley Bank dated March 15, 1994 to renew the lines of credit through March 15, 1995. Incorporated by reference from Form 10-QSB filed in March 1994.

10.7 Amended and restated Silicon Valley Bank Domestic and Export Loan Agreements, dated March 15, 1995 through March 15, 1996.

10.8 Warrant Purchase Agreement dated as of December 15, 1991 between Arizona Instrument Corporation and Silicon Valley Bank: Incorporated by reference from Form 10K filed in March 1992.

10.9*    Employment   Agreement   dated   September  30,  1992  between  Horizon
         Acquisition Co. And Quinn Johnson. Incorporated by reference from Form 8-K dated September 30, 1992.

10.10    Noncompete   Agreement   dated   September  30,  1992  between  Horizon
         Acquisition Co. and Quinn Johnson. Incorporated by reference from Form 8-K dated September 30, 1992.

10.11* Employment Agreement between Walfred R. Raisanen and Arizona Instrument Corporation dated November 5, 1992. Incorporated by reference from

         Form ESB filed in March 1993.

10.12* Employment Agreement between the Company and John P. Hudnall dated June 3, 1993. Incorporated by reference from Form 10-QSB filed August 1993.

10.13 Lease Agreement between the Company and Wood Street Limited Partnership dated September 1, 1993. Incorporated by reference from Form 10-QSB filed August 1993.

10.14 Amended and Restated License Agreement between the Company and Tracer Research Corporation dated October 27, 1993. Incorporated by reference from Form 10-QSB filed November 1993.

10.15 Warrant Agreement between the Company and Cruttenden & Co., Inc. dated November 30, 1993. Incorporated by reference from Report on Form 10-QSB dated November 30, 1993.

10.16 Amendment No. 7 to the Purchase Agreement between Arizona Instrument Corporation and Bridge Capital Investors II, dated July 1, 1994.

10.17 Amendment No. 8 to the Purchase Agreement between Arizona Instrument Corporation and Bridge Capital Investors II, dated March 30, 1995.

10.18 Promissory Note between Arizona Instrument Corporation and Classic Syndicate, Inc., dated April 15, 1996.

10.19 Loan Modification Agreement between Arizona Instrument Corporation and Silicon Valley Bank related to a new Promissory Note, dated November 7, 1995.

10.20 Promissory Note between Arizona Instrument Corporation and Silicon Valley Bank, dated November 7, 1995.

10.21 Agreement between Arizona Instrument Corporation and Bridge Capital Investors II, regarding the terms for prepayment of the Bridge Note, dated November 27, 1995.

22.1 Subsidiaries: Quintel International, Inc., incorporated under the Companies Act of 1982 of Barbados, W.I.; Computrac International, Inc., an Arizona Corporation, Horizon Engineering and Testing Inc., an Arizona Corporation, each of which is wholly owned by Arizona Instrument Corporation.

24.1     Accountants' Consent

(b)      There were no reports on Form 8-K for the year ended December 31, 1995.

         * Management Contract or compensatory plan or arrangement.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    ARIZONA INSTRUMENT CORPORATION


Date: March 29, 1996                    By:   /s/ John P. Hudnall
                                              -------------------
                                              John P. Hudnall, President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


      Signature                         Capacity                     Date
--------------------------    -------------------------------   --------------




/s/ Walfred R. Raisanen       Chairman of the Board of          March 29, 1996
--------------------------                                      --------------
Walfred R. Raisanen            Directors

/s/ John P. Hudnall           President and Director (Princi-   March 29, 1996
--------------------------                                      --------------
John P. Hudnall               pal Executive Officer)


/s/ Scott M. Carter           Chief-Financial-Officer           March 29, 1996
--------------------------                                      --------------
Scott M. Carter               (Principal Financial and
                              Accounting Officer)

/s/ Quinn Johnson             Director                          March 29, 1996
--------------------------                                      --------------
Quinn Johnson

/s/ Richard Long              Director                          March 29, 1996
--------------------------                                      --------------
Richard Long

/s/ S. Thomas Emerson         Director                          March 29, 1996
--------------------------                                      --------------
S. Thomas Emerson

/s/ Patricia Onderdonk        Director                          March 29, 1996
--------------------------                                      --------------
Patricia Onderdonk

/s/ Stanley H. Weiss          Director                          March 29, 1996
--------------------------                                      --------------
Stanley H. Weiss