Form 10KSB/A
period 1995-12-31
ARIZONA INSTRUMENT CORP
filed 1996-04-26
CIK 724904

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               AMENDMENT NO. 1 TO
                                 FORM 10-KSB / A

|X|      Annual Report pursuant to Section 13 or 15(d) of the
         Securities Act of 1934 (fee required)

For the fiscal year ended December 31, 1995, or

| | Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (no fee required)

For the transition period from ____________ to ______________.

Commission File No. 0-12575

                         ARIZONA INSTRUMENT CORPORATION
- --------------------------------------------------------------------------------
           (Name of small business issuer as specified in its charter)

           Delaware                                             86-0410138
- --------------------------------------------------------------------------------
(State or other jurisdiction of                                (IRS Employer
 incorporation or organization)                              Identification No.)

4114 East Wood Street, Phoenix, AZ                                      85040
- --------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

Issuer's telephone number, including area code:  (602) 470-1414

Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the Act:   Common Stock, $.01
                                                              par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                   |X| Yes                            | |  No

As of February 29, 1996, the aggregate market value of the voting stock held by non-affiliates of the registrant was $15,434,603. The aggregate market value is computed with reference to the average bid and asked prices. Shares of Common Stock held by each officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive.

| | Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

As of February 29, 1996, 6,498,780 shares of Common Stock ($.01 par value) were outstanding.

         Arizona Instrument Corporation (the "Company") hereby amends its Report on Form 10-KSB for the year ended December 31, 1995 by adding thereto Items 9, 10, 11, and 12, as set forth below.


Item 9.           Directors, Executive Officers, Promoters and Control Persons.

                  The names of the directors and executive officers, and certain information about them, are set forth below.

                                                                        Director
Name                     Age      Principal Occupation                   Since
- ----                     ---      --------------------                   -----

Walfred R. Raisanen      61       Chairman of the Board,                  1981
                                  Vice President - Research
                                  and Development, and Treasurer
                                  of the Company

S. Thomas Emerson        55       Chairman of Xantel Corporation          1989

John P. Hudnall          45       President and Chief Executive           1988
                                  Officer of the Company

Quinn Johnson            51       President of Horizon                    1992
                                  Engineering and Testing,
                                  Inc., a wholly-owned
                                  subsidiary of the Company

Richard Long             67       Marketing and Management                1987
                                  Consultant

Patricia Onderdonk       45       President, Onderdonk & Haynes, Inc.     1992
                                  Vice President of Marketing,
                                  Optical Disk Corporation

Stanley H. Weiss         53       Director and President                  1993
                                  Terrell, Weiss & Sugar, Ltd.


         Walfred R. Raisanen has been the Chairman of the Board of Directors since the Company's inception in January 1981. From 1981 until 1986 he was the President and Treasurer of the Company. Mr. Raisanen was re-elected Treasurer in 1991 and also serves as Vice President of Research and Development. From June 1976 until January 1981 he was President and a Director of Motorola Process Control, Inc., the predecessor to the Company.

         S. Thomas Emerson, Ph.D. has been Chairman of Xantel Corporation, a private company engaged in computer communications, since August 1992. Dr. Emerson was Chairman of Syntellect Incorporated, a manufacturer of voice response systems from 1984 to April 1992. Prior to founding Syntellect in 1984, Dr. Emerson was a founder of Periphonics Corporation of Bohemia, New York where he served for 14 years in various executive capacities.

         John P. Hudnall came to the Company in 1985 as Chief Financial Officer. He became President and Chief Executive Officer in 1986 and a Director in 1988. Mr. Hudnall's background spans 22 years in industry, with positions in production, sales, finance and systems, including a position as Chief Financial Officer for Inter-Tel, Inc., an independent telephone company.

         Quinn Johnson became President of Horizon Engineering & Testing, Inc., a wholly-owned subsidiary of the Company ("Horizon"), in September 1992 upon the acquisition by the Company of Horizon's predecessor. Mr. Johnson founded Horizon's predecessor in 1990. Prior to forming Horizon's predecessor, Mr. Johnson founded and served since 1983 as president of a company engaged in general construction, paving and civil engineering. Previously, Mr. Johnson was a construction manager for Northern Industries of Eagar, Arizona; a project manager for the U.S. Forest Service; and a structural engineer for Fluor Corp. of Los Angeles, California. Mr. Johnson's employment agreement provides that the Company shall nominate him for, and support his election to, the Company's Board of Directors.

         Richard Long has been involved in the private sector of the telecommunications industry for over 20 years. He has been both President and Chairman the trade association representing suppliers, contractors and manufacturers in the private sector and has acted as a spokesman before Congress and regulatory bodies during that time.

         Patricia Onderdonk has been Vice President of Marketing for Optical Disk Corporation of Santa Fe Springs, California since mid-1994, a company engaged in developing and manufacturing high-density CD-ROMs. Previously, she co-founded Onderdonk & Haynes, Inc. in 1986 and became President of the marketing and communication consulting firm focused on technology-based customers. Ms. Onderdonk's background spans 19 years of marketing and communications experience with positions in account and general management, including the position of Vice President and General Manager for Regis McKenna, Inc., a high-technology marketing and public relations firm.

         Stanley H. Weiss has been president and director of Terrell, Weiss & Sugar, Ltd., an accounting firm in Chicago, Illinois since September 1990. Mr Weiss served as the firm's secretary-treasurer from October 1981 until September 1990 and has been a principal of the firm since December 1978. As a practicing certified public accountant since 1974, Mr. Weiss has been actively involved in consulting with entrepreneurs and managers in the areas of income taxes, business planning, financial controls and employee incentives.

Compliance with Section 16(a) Reporting Requirements

         Under the securities laws of the United States, the Company's directors, its executive officers, and any persons holding more than 10% of the Company's Common Stock are required to report their initial ownership of the Company's Common Stock and any subsequent changes in that ownership to the Securities and Exchange Commission. Specific due dates for these reports have been established and the Company is required to disclose any failure to file by these dates. All of these filing requirements were satisfied during the year ended December 31, 1995, except Quinn Johnson reported on a Form 4 dated July 14, 1995 a sale of securities on June 14, 1995 and Patricia Onderdonk reported on a Form 4 dated April 25, 1996 for a purchase of securities on November 22, 1995. Additionally, the Company has not received copies of ownership reports from Bridge Capital Investors II, which beneficially owned greater than 10% of the Company's outstanding Common Stock during 1995, and thus has no information regarding whether such reports have been filed or filed on a timely basis with the Commission. In making these disclosures, the Company has relied solely on written representations of its directors and executive officers and copies of the reports that they have filed with the Commission.

Item 10.  Executive Compensation

                           SUMMARY COMPENSATION TABLE

         The following table sets forth compensation awarded to, earned by or paid to the Company's Chief Executive Officer and each of the two other executive officers who were serving as an executive officer at the end of fiscal 1995 and whose salary and bonus aggregated at least $100,000 for services rendered to the Company during fiscal 1995.

                                                Annual Compensation              Long-Term Compensation
                                          -------------------------------    -----------------------------
                                                                                                      Pay-
                                                                                                      ----
                                                                                       Awards         outs
                                                                             ----------------------   ----
                                                                  Other      Re-         Securities
                                                                  Annual     stricted    Underlying   LTIP
                                                                  Compen-    Stock        Options/    Pay-   All Other
                                                                  sation     Awards         SARs      outs   Compen-
Name and Principal Position       Year    Salary($)    Bonus       ($)        (#)           (#)       ($)    sation($)
- -------------------------------   ----    ---------    -----     --------    --------    ----------   ----   ---------
John P. Hudnall, CEO              1995     154,400       0       5,400(1)       0        120,000(2)     0     1,518(3)
                                  1994     153,226       0       5,400(1)       0            0          0     1,425(3)
                                  1993     143,000       0       5,400(1)       0        95,480(4)      0     1,354(3)

Walfred Raisanen, Chairman        1995     147,262       0          0           0        100,000(2)     0     3,771(3)
                                  1994     135,009    26,460        0           0            0          0     3,329(3)
                                  1993     124,000       0          0           0        35,480(4)      0     2,974(3)

Quinn Johnson, President          1995     127,561       0          0           0        60,000(2)      0     2,869(3)
Horizon Engineering &             1994     129,190       0          0           0            0          0     2,721(3)
Testing                           1993     129,029    15,427        0           0        11,480(4)      0     2,606(3)

(1)      Automobile allowance.

(2) No SARs were granted. Represents 24,520, 52,760 and 48,520 new option grants to Messrs. Hudnall, Raisanen and Johnson, respectively. All remaining options shown in this table as granted in 1995 represent repricing of options granted in prior years.

(3)      Life insurance premium payments.

(4) No SARs were granted. All options shown in this table as granted in 1993 represent the repricing of options granted in prior years.

                    OPTION/SAR GRANTS IN LAST FISCAL YEAR (1)

         The following table sets forth information about stock option grants during the last fiscal year to the executive officers named in the Summary Compensation Table.


                                         Individual Grants
                    ------------------------------------------------------------
                      Number of      % of Total
                      Securities     Option/SARs
                      Underlying       Granted
                     Options/SARs  to Employees in  Exercise or Base  Expiration
     Name             Granted (#)    Fiscal Year      Pricing ($/Sh)     Date
- -------------------   -----------    -----------     ---------------  ----------
John P. Hudnall        120,000(2)      18.0%             $ .92         5/5/2005

Walfred R. Raisanen    100,000(2)      15.0%             $ .92         5/5/2005

Quinn Johnson           60,000(2)       9.0%             $ .92         5/5/2005


(1)      No SARs are outstanding.

(2)      Vest in five equal annual installments beginning 5/5/96.


               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                      AND FY-END OPTION/SAR VALUE TABLE (1)

         The following table sets forth information with respect to the executive officers named in the Summary Compensation Table concerning the number and value of options outstanding at the end of the last fiscal year. None of the executive officers named in the Summary Compensation Table exercised options during the last fiscal year.


                                                    Value of Unexercised in-the-
                         Number of Unexercised         Money Options/SARs at
                       Options/SARs at FY-End(3)           FY End ($)(2)
                       -------------------------           -------------
     Name              Exercisable  Unexercisable    Exercisable   Unexercisable
- -----------------      -----------  -------------    -----------   -------------
John P. Hudnall            0              120,000        0               129,600

Walfred Raisanen           0              100,000        0               108,000

Quinn Johnson              0               60,000        0                64,800



(1)      No SARs are outstanding.
(2) Effective May 5, 1995, the exercise price of all employee options was reduced to $.92 per share.

Employment/Change of Control Arrangements

         Effective November 5, 1992, the Company entered into a five-year employment agreement with Walfred R. Raisanen pursuant to which Mr. Raisanen agreed to serve as Vice President of Research and Development for a base annual salary of $120,000, which is to be adjusted annually for cost-of-living increases. Mr. Raisanen is also entitled to participate in any benefit arrangements available to executive officers of the Company. Upon termination of the employment agreement by the Company without cause, Mr. Raisanen is entitled to receive a cash payment equal to the compensation due him over the balance of the term of the employment agreement, and to participate in applicable benefit programs for the balance of the term of the employment agreement.

         Effective June 3, 1993, the Company entered into a three-year employment agreement with its President and Chief Executive Officer, John P. Hudnall. The agreement provides for a base annual salary of $143,000, which is to be adjusted annually for cost-of-living increases. Mr. Hudnall is also entitled to participate in any benefit arrangements available to executive officers of the Company. Upon termination of the employment agreement by the Company without cause, Mr. Hudnall is entitled to receive an amount equal to the compensation due him over the balance of the term of the employment agreement, and to participate in applicable benefit programs for the balance of the term of the employment agreement.

         For information regarding the employment agreement of Quinn Johnson, an executive officer of a subsidiary of the Company, see "Item 12. Certain Relationships and Related Transactions."

Compensation of Directors

         Outside directors are currently paid $1,000 plus expenses per Board or committee meeting attended. Pursuant to the 1991 Stock Option Plan, non-employee directors are automatically granted options exercisable for 2,500 shares at the market price on the date of grant upon joining the Board and on each January 1 thereafter. The options become exercisable six months after grant and expire two years after termination of Board service. Directors who are employees are only paid their expenses (if any) for attendance of meetings.


Item 11.          Security Ownership of Certain Beneficial Owners and Management

         As of April 19, 1996 the following table sets forth the beneficial ownership of Common Stock of the Company by each director and director nominee who owns shares, by each executive officer named in the Summary Compensation Table set forth herein, by all directors and executive officers as a group, and by each person known by the Company to be the beneficial owner of more than 5% of the Company's Common Stock:

                                       Shares of Common Stock Beneficially Owned
                                       -----------------------------------------

Name and Address                       Number of Shares         Percent of Total
- ----------------                       ----------------         ----------------

Walfred R. Raisanen(1)                 176,400                        2.6%


S. Thomas Emerson(1)                    35,000                        (2)


John P. Hudnall(1)                      29,521                        (2)


Quinn Johnson(1)                        62,001                        (2)


Richard Long (1)                        32,000                        (2)


Patricia Onderdonk                      16,000                        (2)


Stanley Weiss(1)                        35,000                        (2)


All directors and executive
officers as a group (1)(3)(9 persons)  432,118                        6.2%



(1) Includes shares issuable upon exercise of options which are currently exercisable or become exercisable within 60 days of April 19, 1996 as applicable for each of the following individuals:


                            Raisanen                  20,000 shares
                            Emerson                   15,000 shares
                            Hudnall                   24,000 shares
                            Johnson                   12,000 shares
                            Long                      15,000 shares
                            Onderdonk                 12,500 shares
                            Weiss                     10,000 shares

(2)      Less than one percent.

(3) Includes 42,000 shares issuable upon exercise of options (in addition to shares issuable upon exercise of options indicated in note 1).

Item 12.      Certain Relationships and Related Transactions

         Bridge Agreements. On July 6, 1989, the Company entered into an agreement (the "Note Agreement") with Bridge Capital Investors II ("Bridge II"). Pursuant to the Note Agreement as amended through September 2, 1992, Bridge II held 12% convertible subordinated notes in the principal amount of $3,000,000 with a maturity date of June 30, 1996 and a warrant to purchase up to 115,000 shares of the Company's Common Stock at an exercise price of $1.00 per share. As a result of common stock issued in conjunction with the acquisition of Horizon on September 30, 1992 and related financing and other transactions, the notes became convertible into 847,937 shares of common stock at $3.54 per share. The Note Agreement further provided that the Company would have the right to prepay the notes at any time if prepayment were accompanied by the issuance of warrants to purchase Common Stock at the rate of 200,000 warrants for each $1,000,000 of principal which is prepaid.

         In November 1995, the Company prepaid the remaining principal balance of the notes payable to Bridge II. In connection with the prepayment, Bridge II waived all rights to receive any additional warrants under its loan agreement with the Company. The Company had also made a scheduled principal payment of $375,000 on April 30, 1995 and a $616,667 principal payment on October 31, 1995.

         Merger Agreement. On September 30, 1992, Horizon Engineering and Testing, Inc. was merged (the "Merger") into a wholly-owned subsidiary of the Company pursuant to an Agreement of Merger (the "Merger Agreement"). Shareholders of Horizon received cash consideration of $190,000 and shares of the Company's Common Stock. Quinn Johnson held 90% of the outstanding stock of Horizon at the time of the Merger and received 529,328 shares of Common Stock in connection with the Merger. The Company agreed to register the shares of the Company's Common Stock issued pursuant to the Merger Agreement under applicable federal and state securities laws at any time after April 1, 1993 upon the request of holders of 25% of such shares and to keep such registration effective through September 30, 1995. Mr. Johnson has agreed to indemnify Horizon and the Company against certain liabilities in connection with the Company's acquisition of Horizon, and has placed 49,030 shares of the Company's Common Stock in escrow in connection therewith.

         Non-competition Agreement. Pursuant to a Non-Competition Agreement dated September 30, 1993, and in consideration of a cash payment of $350,000, Mr. Johnson agreed to refrain from competing with Horizon until the later of September 30, 1998 or two years after leaving the employment of Horizon, subject to earlier termination under certain circumstances.

         Employment Agreement. Mr. Johnson serves as President of Horizon pursuant to an Employment Agreement dated September 30, 1992. The Employment Agreement provides for a base salary of $125,000 over its four-year term, with annual adjustments tied to increases in the Consumer Price Index. The Employment Agreement also provides for an annual bonus equal to (i) 15% of Horizon's pretax profit (as defined) with respect to pretax profit representing up to 15% of Horizon's gross revenues; and (ii) 20% of Horizon's pretax profit on that portion of the pretax profit in excess of 15% of gross revenues, with a maximum bonus over the term of the four-year agreement equal to $700,000. Upon termination of the Employment Agreement by the Company without cause, Mr. Johnson is entitled to receive (i) the difference between $700,000 and bonus payments prior to termination; plus (ii) an amount equal to the then-applicable annual base salary.

         Stock Registration. Pursuant to registration rights previously granted, the Company filed a shelf registration statement with the Securities and Exchange Commission ("SEC") relating to 3,781,003 shares of its Common Stock issued in connection with private placements in September 1992 and November 1993 and in connection with the acquisition of Horizon in September 1992. Also included in the registration are 209,000 shares of Common Stock issuable upon the exercise of warrants issued to Cruttenden & Co., Inc. ("Cruttenden") and its assignees in connection with Cruttenden's activities as placement agent for the November 1993 private placement. The registration statement was declared effective by the SEC in February 1994. The Company has agreed that it will maintain the effectiveness of the registration statement (i) until November 1996, with respect to the shares issued in the November 1993 private placement; (ii) until September 1995, with respect to the shares issued in the September 1992 private placement and the Horizon acquisition; and (iii) until two years after exercise, with respect to shares issuable upon exercise of the warrants referred to above. The registration statement as originally filed included 465,001 shares beneficially owned by Quinn Johnson, a director and executive officer of the Company, which shares were acquired by Mr. Johnson in connection with the acquisition of Horizon by the Company in September 1992. In connection with the registration, Mr. Johnson agreed that his registered and other sales of the Company's Common Stock shall not exceed the volume limitations set forth in Rule 144 under the Securities Act of 1933, as amended, subject to certain exceptions. The registration statement also includes 20,000 shares and 20,000 shares beneficially owned by S. Thomas Emerson and Stanley Weiss, directors of the Company, which shares were acquired in the November 1993 private placement. The Company and the holders of the shares of Common Stock included in the registration have agreed to indemnify each other against certain liabilities.

         Other. During September 1993, the Company loaned $45,000 to Walfred R. Raisanen, a director and executive officer of the Company. The loan bears interest at 10% per annum, is collateralized by 15,000 shares of the Company's Common Stock and $30,000 of the cash value of a life insurance policy covering Mr. Raisanen, and is due August 1996.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               ARIZONA INSTRUMENT CORPORATION




Date:  April 25, 1996                          By:  /s/  Scott Carter
                                                  -----------------------------
                                               Scott Carter, Vice President and
                                               Chief Financial Officer