Form 10QSB
period 1996-06-30
ARIZONA INSTRUMENT CORP
filed 1996-08-14
CIK 724904

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                        QUARTERLY REPORT UNDER SECTION 13
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended June 30, 1996                       Commission File Number
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


                            YES   X             NO
                               ------             ------

As of July 20, 1996, 6,521,180 shares of Common Stock ($0.01 par value) were outstanding.

                         ARIZONA INSTRUMENT CORPORATION

                                TABLE OF CONTENTS

PART I.           FINANCIAL INFORMATION

Item 1            Financial Statements

                  Consolidated Balance Sheets
                    June 30, 1996 and December 31, 1995                    II-3

                  Consolidated Statements of Operations
                    Three and six months ended June 30, 1996 and
                    June 30, 1995                                          II-4

                  Consolidated Statements of Cash Flows
                    Six months ended June 30, 1996 and
                    June 30, 1995                                          II-5

                  Notes to Consolidated Financial
                    Statements                                             II-6

Item 2            Management's Discussion and Analysis of
                    Financial Condition and Results of
                    Operations                                             II-7


II.               OTHER INFORMATION

Item 1            Legal Proceedings                                        II-11

Item 4            Submission of Matters to a Vote of Security Holders      II-11

Item 6            Exhibits and Reports on Form 8-K                         II-12

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                      II-3
                 ARIZONA INSTRUMENT CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                 June 30,      December 31,
                                                                   1996           1995
                                                              -----------------------------
                        ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                   $    359,151    $    486,382
  Receivables, net                                               3,035,789       3,371,837
  Inventories                                                    1,877,547       1,793,770
  Current portion of notes receivable related party                 45,501          55,501
  Prepaid expenses and other current assets                        314,412         222,680
  Settlement receivable, net                                       997,096
                                                              -------------    ------------

    Total current assets                                         6,629,496       5,930,170

PROPERTY, PLANT AND EQUIPMENT, NET                                 949,883       1,083,199
GOODWILL, NET                                                    2,332,827       2,455,924
COVENANT NOT TO COMPETE, NET                                       131,250         160,417
DEFERRED INCOME TAXES                                              598,500         113,500
OTHER ASSETS                                                       833,965         856,952
                                                              -------------    ------------

TOTAL ASSETS                                                  $ 11,475,921    $ 10,600,162
                                                              ============    ============


            LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Lines of credit                                             $    150,000    $    250,000
  Accounts payable                                                 751,251         863,386
  Current portion of long-term debt and
    capital lease obligations                                    1,002,224         613,224
  Other accrued expenses                                           484,843         871,136
                                                              -------------    ------------

    Total current liabilities                                    2,388,318       2,597,746

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS                       953,301       1,663,112

SHAREHOLDERS' EQUITY
    Common stock, .01 par value per share:
    Authorized, 10,000,000 shares;
    Issued, 6,607,345 and 6,352,563 shares                          66,073          63,526
  Preferred stock, $.01 par value per share:
    Authorized, 1,000,000 shares
  Additional paid-in capital                                     9,617,261       9,360,950
  Deficit                                                       (1,326,581)     (2,862,721)
                                                              -------------    ------------

                                                                 8,356,753       6,561,755
  Less treasury stock, 86,165 shares at cost                      (222,451)       (222,451)
                                                              -------------    ------------

    Total shareholders' equity                                   8,134,302       6,339,304
                                                              -------------    ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                    $ 11,475,,921    $ 10,600,162
                                                              =============    ============

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                      II-4
                 ARIZONA INSTRUMENT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                       Three months ended             Six months ended
                                                    6/30/96         6/30/95        6/30/96       6/30/95
                                                  --------------------------    ----------------------------

NET SALES                                         $ 3,181,412    $ 3,123,952    $ 6,465,843    $ 5,951,044

COST OF GOODS SOLD                                  1,404,355      1,338,056      2,880,253      2,661,331
                                                  -----------    -----------    -----------    -----------

       Gross Margin                                 1,777,057      1,785,896      3,585,590      3,289,713
                                                  -----------    -----------    -----------    -----------

  EXPENSES
   Marketing                                          787,212        721,896      1,561,037      1,392,728
   General & administrative                           557,915        560,208      1,119,833      1,073,183
   Research and development                           173,287        142,304        351,616        293,861
   Amortization and depreciation                      163,645        139,286        329,709        276,883
                                                  -----------    -----------    -----------    -----------

       Total Expenses                               1,682,059      1,563,694      3,362,195      3,036,655
                                                  -----------    -----------    -----------    -----------

OPERATING INCOME                                       94,998        222,202        223,395        253,058
                                                  -----------    -----------    -----------    -----------

OTHER REVENUE (EXPENSE)
   Interest Income                                      4,061          4,545          7,236          9,375
   Interest expense                                   (63,866)      (133,686)      (134,544)      (273,066)
   Other income (expense)                           1,004,347         50,035      1,024,053         78,525
                                                  -----------    -----------    -----------    -----------

        Total other revenue (expense)                 944,542        (79,106)       896,745       (185,166)
                                                  -----------    -----------    -----------    -----------

INCOME BEFORE INCOME TAXES                          1,039,540        143,096      1,120,140         67,892

INCOME TAXES (BENEFIT)                               (418,000)         3,000       (416,000)         4,000
                                                  -----------    -----------    -----------    -----------

NET INCOME                                        $ 1,457,540    $   140,096    $ 1,536,140    $    63,892
                                                  ===========    ===========    ===========    ===========


NET INCOME PER SHARE                              $      0.21    $      0.02    $      0.22    $      0.01
                                                  ===========    ===========    ===========    ===========

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES AND COMMON STOCK EQUIVALENTS               7,040,227      6,466,126      6,960,605      6,407,151
                                                  ===========    ===========    ===========    ===========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                      II-5
                 ARIZONA INSTRUMENT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                      Six months ended
                                                                    6/30/96       6/30/95
                                                                 --------------------------
OPERATING ACTIVITIES
  NET INCOME                                                     $ 1,536,140    $    63,892
  ADJUSTMENTS TO RECONCILE NET INCOME TO NET
    CASH PROVIDED BY OPERATING ACTIVITIES
    Depreciation and amortization                                    409,882        370,295
    Decrease in accounts receivable                                  336,048         16,537
    (Increase) decrease in inventory                                 (83,777)       309,834
    (Increase) decrease in prepaid expenses and
      other current assets                                           (81,731)        17,669
    (Increase) in settlement receivable, net                        (997,096)
    (Increase) decrease in other assets                              (26,774)         2,749
    (Increase) in deferred income taxes                             (485,000)
    (Decrease) in accounts payable and other
      accrued expenses                                              (498,428)       (38,541)
                                                                 -----------    -----------

  NET CASH PROVIDED BY OPERATING ACTIVITIES                          109,264        742,435
                                                                 -----------    -----------

INVESTING ACTIVITIES
  Proceeds from the sale of assets                                    23,700
  Gain on the sale of assets                                         (23,200)
  Purchases of capital equipment                                     (75,042)       (56,542)
                                                                 -----------    -----------

  NET CASH (USED) BY INVESTING
    ACTIVITIES                                                       (74,542)       (56,542)
                                                                 -----------    -----------

FINANCING ACTIVITIES
  Net (payments) under lines of credit                              (100,000)      (625,000)
  Issuance of common stock pursuant to earnout agreement             202,585
  Issuance of common stock pursuant to stock
    purchase plan                                                     28,273         17,021
  Stock issued for warrants                                           28,000         22,501
  Payments of long-term debt and capital leases                     (320,811)      (136,350)
                                                                 -----------    -----------

  NET CASH (USED) BY FINANCING ACTIVITIES                           (161,953)      (721,828)
                                                                 -----------    -----------


NET (DECREASE) IN CASH & CASH EQUIVALENTS                           (127,231)       (35,935)

CASH & CASH EQUIVALENTS AT BEGINNING OF PERIOD                       486,382        387,979
                                                                 -----------    -----------

CASH & CASH EQUIVALENTS AT END OF PERIOD                         $   359,151    $   352,044
                                                                 ===========    ===========

Supplemental cash flow information:

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 ARIZONA INSTRUMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  CONSOLIDATED FINANCIAL STATEMENTS

The consolidated balance sheet as of June 30, 1996, the consolidated statements of operations and cash flows for the three-month and six-month periods ended June 30, 1996 and 1995 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at June 30, 1996 and the results of operations and cash flows for the three-month and six-month periods ended June 30, 1996 and June 30, 1995 have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1995 Report on Form 10-KSB. The results of operations for the interim periods are not necessarily indicative of the results to be obtained for the entire year.


2.  INVENTORIES

Inventories consist of the following:


                                        June 30,           December 31,
                                          1996                 1995

      Finished goods                 $     611,764        $     645,262
      Components                         1,265,783            1,148,508
                                     -------------        -------------

                                     $   1,877,547        $   1,793,770
                                     =============        =============



3.  INCOME TAXES

A $485,000 tax benefit was recognized in the second quarter of 1996 from reducing the Company's deferred tax valuation allowance and recognizing a deferred tax asset. The recognized deferred tax asset is based upon utilization of net operating loss carryforwards and the reversal of certain temporary differences.


4.  SETTLEMENT OF LITIGATION

Other revenue in second quarter of 1996 included $997,096 of income related a settlement the Company reached in June, 1996 with a state organization involving a technology development contract. The Company also received exclusive rights to the contested technology in the Jerome toxic gas monitors product line.


The following discussion should be read in conjunction with, and is qualified in its entirety by, the Company's Consolidated Financial Statements and Notes thereto appearing elsewhere herein. Historical results are not necessarily indicative of trends in operating results for any future period.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations:

         Six months ended June 30, 1996 and June 30, 1995

Net sales for the six months ended June 30, 1996 increased 9% to $6,465,843 from $5,951,044 in the first six months of 1995. The increase in sales resulted primarily from the increase in ENCOMPASS fuel management and compliance leak detection systems and ENCOMPASS related installation sales.

Historically, due to the relatively short time period between receipt of customer equipment orders and shipments, the Company's backlog for equipment orders has been quite low. However, backlog for Horizon tank testing services was $295,000 at the end of the second quarter of 1996 compared to $596,000 at the end of the second quarter of 1995. The decrease in Horizon backlog is primarily due to a decrease in tank testing sales.

Cost of goods sold was 45% of net sales in the first six months of 1996 compared to 45% for the same period in 1995.

Overall, total expenses in the first six months of 1996 increased $325,540 or 11%, from the same period in 1995. This was primarily the result of the $168,309 increase in marketing expenses to support the higher sales and installations of the ENCOMPASS systems and the $57,755 increase in research and development expenses.

Marketing expenses increased 12%, or $168,309 in the first six months of 1996 compared to the same period in 1995. Marketing expenses increased primarily as a result of the increase in sales and service related activity to support the higher level of ENCOMPASS equipment and installations related sales volume. Marketing expenses are anticipated to increase in 1996 compared to 1995.

General and administrative expenses increased $46,650 or 4%, in the first six months of 1996 compared to the same period in 1995. General and administrative expenses increased primarily from increased administrative expenses to support increased ENCOMPASS sales and installation activity.

Research and development expenses increased $57,755 or 20%, for the first six months of 1996 compared to the same period of 1995. The increase in research and development expenses was primarily the result of a planned increase in research and development personnel to support the new product development activities for all the Company's various product lines. Research and development expenses are anticipated to increase in 1996 compared to 1995.

Other revenue increased $1,081,911 in the first six months of 1996 as compared to the same period in 1995. The increase was primarily the result of $997,096 of other income the Company recognized in the second quarter related to a settlement the Company reached in June, 1996 with a state organization involving a technology development contract. The Company also received exclusive rights to the contested technology in the Jerome product line. Other revenue also increased as a result of lower interest expense on decreased borrowing on the Company's bank lines of credit and in long-term debt.

Income taxes decreased $420,000 in the first six months of 1996 as compared to the same period in 1995. The decrease was primarily the result of a $485,000 tax benefit being recognized in the second quarter from reducing the Company's deferred tax valuation allowance and recognizing a deferred tax asset. The recognized deferred tax asset is based upon utilization of net operating loss carryforwards and reversal of certain temporary differences.


         Three months ended June 30, 1996 and June 30, 1995

Net sales for the second quarter ended June 30, 1996 increased 2% to $3,181,412 from $3,123,952 in the second quarter of 1995. The increase in sales resulted primarily from the increase in ENCOMPASS fuel management and compliance leak detection systems and ENCOMPASS related installation sales.

Cost of goods sold was 44% of net sales in the second quarter of 1996 compared to 43% for the same period in 1995.

Overall, total expenses in the second quarter of 1996 increased $118,365 or 8%, from the same period in 1995. This was primarily the result of the $65,316 increase in marketing expenses to support the higher sales and installations of the ENCOMPASS systems and the $30,983 increase in research and development expenses.

Marketing expenses increased 9%, or $65,316 in the second quarter of 1996 compared to the same period in 1995. Marketing expenses increased primarily as a result of the increase in sales and service related activity to support the higher level of ENCOMPASS equipment and installations related sales volume. Marketing expenses are anticipated to increase in 1996 compared to 1995.

General and administrative expenses decreased $2,293 or in the second quarter of 1996 compared to the same period in 1995.

Research and development expenses increased $30,983 or 22%, in the second quarter of 1996 compared to the same period of 1995. The increase in research and development expenses was primarily the result of a planned increase in research and development personnel to support the new product development activities for all the Company's various product lines. Research and development expenses are anticipated to increase in 1996 compared to 1995.

Other revenue increased $1,023,648 in the second quarter of 1996 as compared to the same period in 1995. The increase was primarily the result of $997,096 of other income the Company recognized in the second quarter related to a settlement the Company reached in June, 1996 with a state organization involving a technology development contract. The Company also received exclusive rights to the contested technology in the Jerome product line. Other revenue also increased as a result of lower interest expense on decreased borrowing on the Company's bank lines of credit and long-term debt.

Income taxes decreased $421,000 in the second quarter of 1996 as compared to the same period in 1995. The decrease was primarily the result of a $485,000 tax benefit being recognized in the second quarter from reducing the Company's deferred tax valuation allowance and recognizing a deferred tax asset. The recognized deferred tax asset is based upon utilization of net operating loss carryforwards and reversal of certain temporary differences.

The Company has historically experienced and expects to continue to experience quarterly fluctuations, potentially in a material amount, in its operating results. A variety of factors influence the Company's operating results in a particular period, including economic conditions in the industries served by the Company, regulatory developments, the timing of significant orders, shipment delays, specific features requested by the customers, the introduction of new products by the Company and its competitors, market acceptance of new products and enhancements of existing products, changes in the cost of materials, disruptions in the sources of supply, seasonal variations of spending by customers, the timing of the Company's expenditures in anticipation of future orders and other factors, many of which are beyond the Company's control. In addition, the Company sells a significant portion of its ENCOMPASS products to a limited number of customers. While management believes that its relationships with these customers are good, future orders under purchase agreements with these customers are subject to change based on changing business conditions of the customers. One large customer was acquired during the second quarter of 1996 and consequently future purchases of ENCOMPASS by this customer are currently being re-evaluated by the new parent company.

Except for the historical information contained herein, the discussion in this Report contains or may contain forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Management's Discussion and Analysis, the Company's Prospectus dated February 18, 1994 or the Company's Report on Form 10-KSB for the year ended December 31, 1995, as well as those factors discussed elsewhere herein.


Liquidity and Capital Resources:

Net working capital increased 27% to $4,241,178 in the first half of 1996 from $3,332,424 at December 31, 1995. The current ratio increased to 2.8 from 2.3. The increases in working capital and the current ratio were primarily due to the increase in the settlement receivable.

The Company currently has two lines of credit available through Silicon Valley Bank ("the Bank"), collateralized by accounts receivable, inventory, and property, plant and equipment which provide for an aggregate maximum commitment of $2,500,000 through March 15, 1997. Advances can be made against the lines based on qualified levels of receivables and inventory. At July 20, 1996 an aggregate of $1,836,841 was available under the lines of credit of which none had been drawn. The Company was in compliance with all of the financial covenants at June 30, 1996.

On April 14, 1995, the Company entered into an agreement with Classic Syndicate, Inc. ("Classic"). Pursuant to the Subordinated Loan Agreement, Classic holds a 10% Note in the principal amount of $375,000 with a maturity date of April 30, 1997. The funds were to be used exclusively for the April 30, 1995 principal payment on a Subordinated Note to Bridge Capital which was completely paid off in 1995. Semi-annual interest payments are to be made on April 30, 1996 and October 31, 1996.

On November 17, 1995, the Company entered into a second agreement with the Bank. Pursuant to the Loan Agreement, the Bank holds a Note in the principal amount of $1,041,667 at an interest rate of prime plus 2% and a warrant to purchase 62,500 shares of the Company's Common Stock at an exercise price of $2.08 per share. The Company is required to pay 42 monthly principal payments of $29,762 in addition to monthly interest payments from December 7, 1995 through May 7, 1999. The Note is cross-collateralized with the Company's bank lines of credit until the Note is fully repaid. The Note contains certain covenants, including minimum net income levels and certain financial ratios. The Company was in compliance with all these covenants at June 30, 1996. On a quarterly basis, half of any excess cash flow that the Company generates is required to be used to prepay any remaining principal balance due on this Note. Excess cash flow is defined as net income plus non-cash expenses less capital expenditures, scheduled principal payments and increases in net working capital.

The Company believes that cash generated from ongoing operations and the borrowing arrangements described above will satisfy the anticipated cash requirements of the Company's current operations over the next 12 months, though there can be no assurance that this will be the case. The Company's ability to continue funding its planned operations beyond the next 12 months is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, or to obtain additional funds though equity or debt financing, or from other sources of financing, as may be required.


PART II.          OTHER INFORMATION

Item 1   Legal Proceedings

Information is incorporated by reference from the Company's Report on Form 10-KSB for the year ended December 31, 1995. With regard to litigation reported therein involving the Company, another firm, a state organization and certain other parties, the parties have agreed to a settlement under which the Company will receive $1,000,000 as well as exclusive rights to the contested technology.

Item 4   Submission of Matters to a Vote of Security Holders

a) The 1996 Annual Meeting of Stockholders of the Company (the "Meeting") was held on June 27, 1996.

b) At the Meeting Mr. Quinn Johnson and Mr. S. Thomas Emerson were re-elected to three-year terms as directors of the Company. Continuing directors include John P. Hudnall, Walfred R. Raisanen, Richard Long, Patricia Onderdonk and Stanley H. Weiss.

c) Following is a brief description of the matters voted upon at the Meeting and the results of the voting.

         (1) Election of Quinn Johnson to the Board of Directors: 5,292,154 votes for, 392,799 votes withheld.

         (2) Election of S. Thomas Emerson to the Board of Directors: 5,620,454 votes for, 64,499 votes withheld.

         (3) Proposal to approve an amendment of the Company's Employee Stock Purchase

         Plan to increase the number of shares available thereunder by 200,000 shares: 2,912,872 votes for, 171,577 votes against, 48,033 votes abstained, 0 not voted.

         (4) Approval of an amendment of the Company's Employee Stock Purchase Plan to permit participation of senior officers: 4,677,982 votes for, 212,647 votes against, 56,573 votes abstained, 0 not voted.

         (5) Proposal to approve an amendment of the Company's 1991 Stock Purchase Plan to increase the number of shares available thereunder by 300,000 shares: 2,204,691 votes for, 870,108 votes against, 56,983 votes abstained, 0 not voted.

         (6) Ratification of the appointment of Deloitte and Touche as the independent auditors of the Company for the year ending December 31, 1996: 5,616,040 votes for, 32,554 votes against, 36,359 votes abstained, 0 not voted.

Item 6   Exhibits and Reports on Form 8-K

(b) There were no reports on Form 8-K for the quarter ended June 30, 1996

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARIZONA INSTRUMENT CORPORATION


August 14, 1996           /s/ John P. Hudnall
- -----------------          -------------------------------
Date                       John P. Hudnall, President, CEO
                           (Authorized officer)

August 14, 1996           /s/ Scott M. Carter
- -----------------          -------------------------------
Date                       Scott M. Carter, Vice President, CFO
                           (Principal financial officer)