Form 10QSB
period 1996-09-30
ARIZONA INSTRUMENT CORP
filed 1996-11-05
CIK 724904

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                        QUARTERLY REPORT UNDER SECTION 13
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended September 30, 1996                  Commission File Number
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


                             YES   X             NO
                                 -----              -----

As of October 20, 1996, 6,528,522 shares of Common Stock ($0.01 par value) were outstanding.

                         ARIZONA INSTRUMENT CORPORATION

                                TABLE OF CONTENTS

PART I.           FINANCIAL INFORMATION

Item 1            Financial Statements

                  Consolidated Balance Sheets
                    September 30, 1996 and December 31, 1995                  3

                  Consolidated Statements of Income
                    Three and nine months ended September 30, 1996
                    and September 30, 1995                                    4

                  Consolidated Statements of Cash Flows
                    Nine months ended September 30, 1996 and
                    September 30, 1995                                        5

                  Notes to Consolidated Financial
                    Statements                                                6

Item 2            Management's Discussion and Analysis of
                    Financial Condition and Results of
                    Operations                                                7


II.               OTHER INFORMATION

Item 1            Legal Proceedings                                           11

Item 6            Exhibits and Reports on Form 8-K                            11

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                        3
                 ARIZONA INSTRUMENT CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                                September 30,      December 31,
                                ASSETS                                                               1996              1995
                                                                                  -------------------------------------------
 CURRENT ASSETS
  Cash and cash equivalents                                                                        $652,267          $486,382
  Receivables, net                                                                                2,726,909         3,371,837
   Inventories                                                                                    1,962,817         1,793,770
  Current portion of notes receivable related party                                                  45,501            55,501
  Prepaid expenses and other current assets                                                         221,050           222,680
  Settlement receivable, net                                                                        456,386
                                                                                  -------------------------------------------

    Total current assets                                                                          6,064,930         5,930,170

PROPERTY, PLANT AND EQUIPMENT, NET                                                                  922,520         1,083,199
 GOODWILL, NET                                                                                    2,271,239         2,455,924
COVENANT NOT TO COMPETE, NET                                                                        116,667           160,417
DEFERRED INCOME TAXES                                                                               598,500           113,500
  OTHER ASSETS                                                                                      831,451           856,952
                                                                                  -------------------------------------------

  TOTAL ASSETS                                                                                  $10,805,307       $10,600,162
                                                                                  ===========================================


                LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Lines of credit                                                                                                    $250,000
  Accounts payable                                                                                 $796,531           863,386
  Current portion of long-term debt and
    capital lease obligations                                                                     1,009,224           613,224
  Other accrued expenses                                                                            512,989           871,136
                                                                                  -------------------------------------------

    Total current liabilities                                                                     2,318,744         2,597,746

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS                                                        296,681         1,663,112

SHAREHOLDERS' EQUITY
  Common stock, .01 par value per share:
    Authorized, 10,000,000 shares;
    Issued, 6,614,687 and 6,352,563 shares                                                           66,147            63,526
  Preferred stock, $.01 par value per share:
    Authorized, 1,000,000 shares
  Additional paid-in capital                                                                      9,623,941         9,360,950
  Deficit                                                                                        (1,277,755)       (2,862,721)
                                                                                  -------------------------------------------

                                                                                                  8,412,333         6,561,755
  Less treasury stock, 86,165 shares at cost                                                       (222,451)         (222,451)
                                                                                  -------------------------------------------

    Total shareholders' equity                                                                    8,189,882         6,339,304
                                                                                  -------------------------------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                      $10,805,307       $10,600,162
                                                                                  ===========================================

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                        4
                 ARIZONA INSTRUMENT CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME



                                                  Three months ended                   Nine months ended
                                               9/30/96           9/30/95            9/30/96         9/30/95
                                           -------------------------------      -----------------------------
   NET SALES                                 $3,000,978        $3,518,412         $9,466,821      $9,469,456

COST OF GOODS SOLD                            1,365,016         1,468,608          4,245,269       4,129,939
                                           -------------------------------      -----------------------------

       Gross Margin                           1,635,962         2,049,804          5,221,552       5,339,517
                                           -------------------------------      -----------------------------

    EXPENSES
     Marketing                                  672,951           821,845          2,233,988       2,214,573
   General & administrative                     543,971           573,029          1,663,804       1,646,212
   Research and development                     176,676           153,508            528,292         447,369
   Amortization and depreciation                160,278           157,985            489,987         434,868
                                           -------------------------------      -----------------------------

       Total Expenses                         1,553,876         1,706,367          4,916,071       4,743,022
                                           -------------------------------      -----------------------------

OPERATING INCOME                                 82,086           343,437            305,481         596,495
                                           -------------------------------      -----------------------------

OTHER REVENUE (EXPENSE)
   Interest Income                                3,942             4,620             11,178          13,995
   Interest expense                             (55,200)         (114,150)          (189,744)       (387,216)
   Other income                                  28,998            21,066          1,053,051          99,591
                                           -------------------------------      -----------------------------

        Total other revenue (expense)           (22,260)          (88,464)           874,485        (273,630)
                                           -------------------------------      -----------------------------

INCOME BEFORE INCOME TAXES                       59,826           254,973          1,179,966         322,865

INCOME TAXES (BENEFIT)                           11,000             5,000           (405,000)          9,000
                                           -------------------------------      -----------------------------

   NET INCOME                                   $48,826          $249,973         $1,584,966        $313,865
                                           ===============================      =============================


NET INCOME PER SHARE                              $0.01             $0.04              $0.23           $0.05
                                           ===============================      =============================

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES AND COMMON STOCK EQUIVALENTS         7,008,020         6,660,340          6,967,740       6,550,022
                                           ===============================      =============================

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                        5
                 ARIZONA INSTRUMENT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                          Nine months ended
                                                                      9/30/96                    9/30/95
                                                            ---------------------------------------------
OPERATING ACTIVITIES
    NET INCOME                                                       $1,584,966                 $313,865
  ADJUSTMENTS TO RECONCILE NET INCOME TO NET
    CASH PROVIDED BY OPERATING ACTIVITIES
    Depreciation and amortization                                       598,945                  571,631
    Decrease in accounts receivable                                     644,928                  176,031
    (Increase) decrease in inventory                                   (169,047)                 424,876
    Decrease in prepaid expenses and other
      current assets                                                     11,630                   21,677
    (Increase) in settlement receivable, net                           (456,386)
    (Increase) decrease in other assets                                 (49,100)                   1,578
    (Increase) in deferred income taxes                                (485,000)
    (Decrease) in accounts payable and other
      accrued expenses                                                 (425,002)                 (40,560)
                                                            ---------------------------------------------

  NET CASH PROVIDED BY OPERATING ACTIVITIES                           1,255,934                1,469,098
                                                            ---------------------------------------------

INVESTING ACTIVITIES
  Proceeds from the sale of assets                                       34,100
  Gain on the sale of assets                                            (33,375)
  Purchases of capital equipment                                       (135,955)                 (67,756)
                                                            ---------------------------------------------

  NET CASH (USED) BY INVESTING
     ACTIVITIES                                                        (135,230)                 (67,756)
                                                            ---------------------------------------------

FINANCING ACTIVITIES
  Net (payments) under lines of credit                                 (250,000)              (1,275,000)
  Issuance of common stock pursuant to earnout agreement                202,585
  Issuance of common stock pursuant to stock
    purchase plan                                                        28,273                   38,270
  Stock issued for warrants                                              34,754                   22,500
  Payments of long-term debt and capital leases                        (970,431)                (196,012)
                                                            ---------------------------------------------

  NET CASH (USED) BY FINANCING ACTIVITIES                              (954,819)              (1,410,242)
                                                            ---------------------------------------------


NET INCREASE (DECREASE) IN CASH & CASH
    EQUIVALENTS                                                         165,885                   (8,900)

CASH & CASH EQUIVALENTS AT BEGINNING OF PERIOD                          486,382                  387,979
                                                            ---------------------------------------------

CASH & CASH EQUIVALENTS AT END OF PERIOD                               $652,267                 $379,079
                                                            =============================================

Supplemental cash flow information:


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                       6
                 ARIZONA INSTRUMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  CONSOLIDATED FINANCIAL STATEMENTS

The consolidated balance sheet as of September 30, 1996, the related consolidated statements of income for the three-month and nine-month periods ended September 30, 1996 and 1995 and the cash flows for the nine month periods ended September 30, 1996 and 1995 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at September 30, 1996 and the results of operations and cash flows for the three-month and nine-month periods ended September 30, 1996 and September 30, 1995 have been made.

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


2.  INVENTORIES

Inventories consist of the following:


                               September 30,       December 31,
                                   1996               1995

Finished goods             $       699,298        $     645,262
Components                       1,263,519            1,148,508
                           ---------------        -------------

                           $     1,962,817        $   1,793,770
                           ===============        =============

3.  INCOME TAXES

A $485,000 tax benefit was recognized in the second quarter of 1996 from reducing the Company's deferred tax valuation allowance and recognizing a deferred tax asset. The recognized deferred tax asset is based upon utilization of net operating loss carryforwards and the reversal of certain temporary differences.


4.  SETTLEMENT OF LITIGATION

Other revenue in second quarter of 1996 included $997,096 of income related to a settlement the Company reached in June, 1996 with a state organization involving a technology development contract. The Company also received exclusive rights to the contested technology. The Company received $650,000 of the $1,000,000 settlement in September, 1996 and the $350,000 balance is due to the Company in January, 1997.

The following discussion should be read in conjunction with, and is qualified in its entirety by, the Company's Consolidated Financial Statements and Notes thereto appearing elsewhere herein. Historical results are not necessarily indicative of trends in operating results for any future period.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations:

         Nine months ended September 30, 1996 and September 30, 1995

Net sales for the nine months ended September 30, 1996 were $9,466,821 compared to $9,469,456 in the first nine months of 1995. The relatively flat sales resulted primarily from the increase in sales of ENCOMPASS fuel management and compliance leak detection systems and ENCOMPASS related installation being offset by a decrease in sales of tank testing services and moisture analyzer equipment.

Historically, due to the relatively short time period between receipt of customer equipment orders and shipments, the Company's backlog for equipment orders has been quite low. However, backlog for Horizon tank testing services was approximately $200,000 at the end of the third quarter of 1996 compared to approximately $351,000 at the end of the third quarter of 1995. The decrease in Horizon backlog is primarily due to a decrease in tank testing sales.

Cost of goods sold was 45% of net sales in the first nine months of 1996 compared to 44% for the same period in 1995. Cost of sales as a percent of net sales increased primarily in the tank testing operations as a result of excess capacity of tank testing technicians.

Overall, total expenses in the first nine months of 1996 increased $173,049 or 4%, from the same period in 1995. This was primarily the result of the increase in research and development expenses.

Marketing expenses increased 1%, or $19,415 in the first nine months of 1996 compared to the same period in 1995. Marketing expenses increased primarily as a result of the increase in sales and service related activity to support the higher level of ENCOMPASS equipment and installations related sales volume.

General and administrative expenses increased $17,592 or 1%, in the first nine months of 1996 compared to the same period in 1995. General and administrative expenses increased primarily from increased administrative expenses to support increased ENCOMPASS sales and installation activity.

Research and development expenses increased $80,923 or 18%, for the first nine months of 1996 compared to the same period of 1995. The increase in research and development expenses was primarily the result of a planned increase in research and development personnel to support the new product development activities for all the Company's various product lines. Research and development expenses are anticipated to increase in 1996 compared to 1995.

Other revenue increased $1,148,115 in the first nine months of 1996 as compared to the same period in 1995. The increase was primarily the result of $997,096 of other income the Company recognized in the second quarter related to a settlement the Company reached in June, 1996 with a state organization involving a technology development contract. The Company also received exclusive rights to the contested technology. Other revenue also increased as a result of lower interest expense resulting from decreased borrowing on the Company's bank lines of credit and in long-term debt.

Income taxes decreased $414,000 in the first nine months of 1996 as compared to the same period in 1995. The decrease was primarily the result of a $485,000 tax benefit being recognized in the second quarter from reducing the Company's deferred tax valuation allowance and recognizing a deferred tax asset. The recognized deferred tax asset is based upon utilization of net operating loss carryforwards and reversal of certain temporary differences.


         Three months ended September 30, 1996 and September 30, 1995

Net sales for the third quarter ended September 30, 1996 decreased 15% to $3,,000,978 from $3,518,412 in the third quarter of 1995. The decrease in sales for the third quarter resulted primarily from the decrease in tank testing and moisture analyzer sales.

Cost of goods sold was 45% of net sales in the third quarter of 1996 compared to 42% for the same period in 1995. Cost of sales as a percent of net sales increased primarily in the tank testing operations as a result of excess capacity of tank testing technicians.

                                        9
Overall, total expenses in the third quarter of 1996 decreased $152,491 or 9%, from the same period in 1995. This was primarily the result of the $148,894 decrease in marketing expenses.

Marketing expenses decreased 18%, or $148,894 in the third quarter of 1996 compared to the same period in 1995. Marketing expenses decreased primarily as a result of the decrease in variable selling expenses related to the decrease in sales for the period.

General and administrative expenses decreased $29,058 or 5% in the third quarter of 1996 compared to the same period in 1995. General and administrative expenses decreased primarily in the tank testing operations as a result of reducing personnel to respond to the declining sales.

Research and development expenses increased 15%, or $23,168 in the third quarter of 1996 compared to the same period of 1995. The increase in research and development expenses was primarily the result of a planned increase in research and development personnel to support the new product development activities for all the Company's various product lines. Research and development expenses are anticipated to increase in 1996 compared to 1995.

Other expenses decreased $66,204 in the third quarter of 1996 compared to the same period in 1995. The decrease in other expenses was primarily the result of lower interest expense resulting from decreased borrowing on the Company's bank lines of credit and long-term debt.

The Company has historically experienced and expects to continue to experience quarterly fluctuations, potentially in a material amount, in its operating results. A variety of factors influence the Company's operating results in a particular period, including economic conditions in the industries served by the Company, regulatory developments, the timing of significant orders, shipment delays, specific features requested by the customers, the introduction of new products by the Company and its competitors, market acceptance of new products and enhancements of existing products, changes in the cost of materials, disruptions in the sources of supply, seasonal variations of spending by customers, the timing of the Company's expenditures in anticipation of future orders and other factors, many of which are beyond the Company's control. In addition, the Company sells a significant portion of its ENCOMPASS products to a limited number of customers. While management believes that its relationships with these customers are good, future orders under purchase agreements with these customers are subject to change based on changing business conditions of the customers. One large customer who was acquired during the second quarter of 1996, finished their re-evaluation of ENCOMPASS in October, 1996, and will to continue to install ENCOMPASS in their convenience stores that distribute gasoline.


Liquidity and Capital Resources:

Net working capital increased 12% to $3,746,186 in the first nine months of 1996 from $3,332,424 at December 31, 1995. The current ratio increased to 2.6 from
2.3. The increases in

                                       10
working capital and the current ratio were primarily due to the proceeds from the settlement of the litigation.

The Company currently has two lines of credit available through Silicon Valley Bank ("the Bank"), collateralized by accounts receivable, inventory, and property, plant and equipment which provide for an aggregate maximum commitment of $2,500,000 through March 15, 1997. Advances can be made against the lines based on qualified levels of receivables and inventory. At October 20, 1996 an aggregate amount of $1,593,836 was available under the lines of credit of which none had been drawn. The Company was in compliance with all of the financial covenants at September 30, 1996.

On April 14, 1995, the Company entered into an agreement with Classic Syndicate, Inc. ("Classic"). Pursuant to the Subordinated Loan Agreement, Classic holds a 10% Note in the principal amount of $375,000 with a maturity date of April 30, 1997. The funds were to be used exclusively for the April 30, 1995 principal payment on a Subordinated Note to Bridge Capital which was completely paid off in 1995. The final interest payment is to be made on October 31, 1996.

On November 17, 1995, the Company entered into a second agreement with the Bank. Pursuant to the Loan Agreement, the Bank holds a Note with the remaining principal amount of $452,380 at September 30, 1996. The interest rate on the
Note is prime plus 2% and the Bank holds a related warrant to purchase 62,500 shares of the Company's Common Stock at an exercise price of $2.08 per share. Following a prepayment of $500,000 the Company paid on the Note in September, 1996, the Company is required to pay 30 remaining monthly principal payments of $13,633 and one final payment of $13,749 in addition to monthly interest payments from November 7, 1996 through May 7, 1999. The Note is cross-collateralized with the Company's bank lines of credit until the Note is fully repaid. The Note contains certain covenants, including minimum net income levels and certain financial ratios. The Company was in compliance with all these covenants at September 30, 1996. On a quarterly basis, half of any excess cash flow that the Company generates is required to be used to prepay any remaining principal balance due on this Note. Excess cash flow is defined as net income plus non-cash expenses less capital expenditures, scheduled principal payments and increases in net working capital.

The Company believes that cash generated from ongoing operations and the borrowing arrangements described above will satisfy the anticipated cash requirements of the Company's current operations over the next 12 months, though there can be no assurance that this will be the case. The Company's ability to continue funding its planned operations beyond the next 12 months is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, or to obtain additional funds through equity or debt financing, or from other sources of financing, as may be required.

                                       11
PART II.          OTHER INFORMATION

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

Item 1   Legal Proceedings

Information is incorporated by reference from the Company's Report on Form 10-KSB for the year ended December 31, 1995. With regard to litigation reported therein involving the Company, another firm, a state organization and certain other parties, the parties reached a settlement in June 1996 under which the Company would receive $1,000,000 in addition to exclusive rights to the contested technology. The Company received $650,000 of this settlement in September 1996 and is scheduled to receive the $350,000 balance in January, 1997.


Item 6   Exhibits and Reports on Form 8-K

(a)
                  27)      Financial Data Schedule

(b) There were no reports on Form 8-K for the quarter ended September 30, 1996

                                   SIGNATURES

Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARIZONA INSTRUMENT CORPORATION


11/5/96                    /s/ John P. Hudnall
________                   _______________________________________
Date                       John P. Hudnall, President, CEO
                           (Authorized officer)

11/5/96                    /s/ Scott M. Carter
________                   _______________________________________
Date                       Scott M. Carter, Vice President, CFO
                           (Principal financial officer)