Form 10KSB
period 1996-12-31
ARIZONA INSTRUMENT CORP
filed 1997-03-31
CIK 724904

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[x]      Annual Report pursuant to Section 13 or 15 (d) of the
         Securities Exchange Act of 1934 (fee required)

For the fiscal year ended December 31, 1996 or

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

                                Yes [x]  No [ ]


[ ]      Check if there is no disclosure  of  delinquent  filers in  response to
         Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

Issuer's revenues for its most recent fiscal year were $12,639,943.

As of February 28, 1997, the aggregate market value of the voting stock held by non-affiliates of the registrant was $19,008,000. The aggregate market value is computed with reference to the average bid and asked prices. Shares of Common Stock held by each officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive.

As of February 28, 1997, 6,611,729 shares of Common Stock ($.01 par value) were outstanding.

                         ARIZONA INSTRUMENT CORPORATION

                                TABLE OF CONTENTS




PART I                                                                  Page No.

Item 1                 Description of Business .............................   1
Item 2                 Description of Property .............................  11
Item 3                 Legal Proceedings ...................................  11
Item 4                 Submission of Matters to a Vote of Security Holders .  13
                       Executive Officers of the Registrant ................  13





PART II

Item 5                 Market for Common Equity and Related
                            Stockholder Matters ............................  14
Item 6                 Management's Discussion and Analysis of Financial
                            Condition and Results of Operations.............  16
Item 7                 Financial Statements ................................  21
Item 8                 Changes in and Disagreements with Accountants
                            on Accounting and Financial Disclosure..........  40


PART III

Item 9                 Directors, Executive Officers, Promoters,
                            and Control Persons; Compliance with
                            Section 16(a) of the Exchange Act...............  40
Item 10                Executive Compensation ..............................  40
Item 11                Security Ownership of Certain Beneficial Owners
                            and Management .................................  40
Item 12                Certain Relationships and Related Transactions.......  40


PART IV

Item 13                Exhibits and Reports on Form 8-K.....................  40

DOCUMENTS INCORPORATED BY REFERENCE:

         Part III: Portions of the Proxy Statement for the 1997 Annual Shareholders' Meeting (to be filed).

Unless the context indicates otherwise, the term "Company" or "AZI" refers to Arizona Instrument Corporation and its wholly-owned subsidiaries.


                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

General
-------

         Arizona Instrument Corporation designs and manufactures precision instruments used in quality control, industrial control and environmental monitoring applications. AZI's wholly-owned subsidiary, Horizon Engineering and Testing, Inc. ("Horizon") specializes in testing and engineering services for the underground storage tank ("UST") market.

         AZI completed its initial public stock offering on September 22, 1983 as Computrac Instruments, Inc. Later that year, the Company changed its name to Quintel Corporation. In March 1987, to reflect new product offerings, the Company was renamed Arizona Instrument Corporation.

         AZI's initial product was the Computrac moisture analyzer for use in process control industries, but the Company has successfully expanded into other product areas. In December 1986, AZI acquired Jerome Instrument Corporation ("Jerome"), a manufacturer of mercury and hydrogen sulfide gas analyzers. In January 1988, AZI completed the acquisition of certain assets from Genelco, Inc. ("Genelco") including the Soil Sentry line of UST leak detection systems. In September 1992, the Company acquired Horizon, a company that specializes in testing and engineering services for USTs. Horizon's testing services complement AZI's monitoring systems. In June, 1994, the Company introduced the ENCOMPASS(TM) product, its next generation of fuel management and leak detection compliance systems.

          Sales of the Company's ENCOMPASS and Soil Sentry products, as well as similar products of the Company's competitors, have been slower than predicted by industry analysts. Many UST operators have chosen the less expensive, but temporary, regulatory option of annual tank testing, combined with monthly inventory reconciliation, thus delaying their move to more expensive permanent monitoring. The combination of AZI and Horizon provides customers with periodic testing until they eventually comply with United States Environmental Protection Agency ("EPA") regulations using a permanent method such as the ENCOMPASS and Soil Sentry systems.

         By December 1998, the law will require virtually all UST operators to move from the temporary, annual testing option to a monthly service or permanent leak monitoring. The acquisition of Horizon and its tank testing network has allowed the Company to compete in the current tank testing market and to pursue strong business relationships in order to position the Company's permanent monitoring products as the systems of choice when the operators are ready to upgrade.

 ENCOMPASS(TM) and Soil Sentry Product Line
 ------------------------------------------

         Products - ENCOMPASS and the Soil Sentry line of UST monitoring systems include various products that allow UST operators with diverse site needs to automate fuel management and comply with federal and local leak detection regulations.

         In June 1994, the Company introduced the ENCOMPASS product, an all-inclusive, personal computer-based fuel management and environmental compliance system that utilizes existing on-site personal computers to manage fuel inventory and meet EPA leak detection requirements. Its open-architecture system is compatible with other business software and runs in the computer's background without interrupting other site activities and without need for intervention. In the event of an alarm condition, the system automatically notifies the operator. The ENCOMPASS system runs in a Windows-based environment.

         In 1996, the Company expanded the ENCOMPASS system to include line leak detection and continuous statistical tank testing products. The addition of statistical inventory reconciliation ("SIR") to the ENCOMPASS system is scheduled for 1997. This product will allow the tank owner to perform SIR automatically at the site without needing to send the inventory information to a service provider for analysis.

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

         The Liquid 330 provides leak detection for double-wall tanks and piping. Many of the newer steel and fiberglass storage tanks being installed are manufactured with a second outer wall, designed to contain leaking materials. The Liquid 330 uses optical sensing probes to monitor the space between the two walls, signaling an alarm in the event of a leak. This optical sensing technology was sold to the Bindicator Company in January 1990 as part of the liquid level control product line. In the sales agreement, the Company was granted an exclusive royalty-free license of the technology allowing it to manufacture and market the product to UST applications for a period of five years. In 1992, the Company began offering groundwater probes for use with the TLM-830 and Liquid 330 systems to monitor for leaking hydrocarbon product floating on the site's groundwater.

         In 1990, the Company introduced a product aimed at the underground storage tank market, the TLM-800 tank level monitoring system. Using ultrasonic probe technology, the system continuously measures product levels inside a UST, providing an extensive range of automated inventory reports.

         AZI introduced the TLM-830 in February 1992. This versatile system accommodates varying tank site needs by combining the TLM-800's inventory monitoring technology with the leak detection capabilities of the Liquid 330.

         Primary features of all ENCOMPASS and Soil Sentry products include the ability to remotely access and control the system through a modem using a personal computer.

         Market and Applications - In 1984, Congress amended the Resource Conservation and Recovery Act, requiring the implementation of strict registration and monitoring regulations for all underground storage tanks in the United States. For the purpose of these regulations, the EPA has defined any storage tank system with more than 10 percent of its total volume underground as a UST. Estimates of the total number of USTs affected by the federal regulations vary, ranging from 1.8 to 2.1 million, with an average of 3.3 USTs per site.

         The markets and applications for UST leak detection include: major oil company service stations; major oil company production and storage facilities; independent retail service stations; convenience stores that sell gasoline; shipping and trucking firms; manufacturing and distribution firms with fleets; airports; government and military sites equipped with underground storage tanks and pipelines; and facilities with back-up power systems. All of these markets contain applications appropriate for ENCOMPASS and Soil Sentry systems. In addition, non-regulated fuel systems such as aboveground storage tanks can also be monitored with the ENCOMPASS and Soil Sentry products.

Horizon
-------

         Services - Horizon uses the Tracer Tight(TM) tracer testing system for USTs, which is licensed to Horizon by Tracer Research Corp. ("Tracer") of Tucson, Arizona. The term of the current license agreement is five years, expiring in October 1998. The license is nonexclusive and neither Horizon nor other Tracer licensees have been assigned specific protected territories. The license requires that all test samples taken by Horizon be submitted to Tracer for analysis at prescribed fees. Currently, Horizon's business is substantially dependent on its license agreement with Tracer, and its business can be materially adversely affected by various circumstances regarding the license agreement, including termination or nonrenewal of the license agreement or Tracer's failure to upgrade its technology or adjust its pricing should such changes become necessary or desirable in light of competitive conditions.

         SIRTIFY, a statistical inventory reconciliation package introduced in 1993, is a cost-effective tank management system that meets EPA requirements for monthly monitoring of tanks and piping. Daily inventory information is collected by the tank owner and submitted monthly to the Company for analysis. Comprehensive management and compliance reports are provided to the owner.

         In 1996, Horizon developed a program that provides the products and services required by its tank testing customers choosing to convert to a permanent method of leak detection. Offering ENCOMPASS as the compliance method, Horizon also provides installation management of the system, cathodic protection, interior tank lining, spill/overfill protection as well as other services and products required to upgrade the site to meet federal and local leak detection requirements.

         Markets - Horizon has been engaged since 1990 in the business of testing USTs for leakage using EPA-recognized testing methods. Under current federal regulations, UST owners are required to monitor USTs on a permanent or monthly basis or, alternatively, to test their tanks on a periodic basis. Various methods have been developed for testing of USTs and most must be performed on an annual basis in order to conform to current regulatory requirements.

         Recognizing that the domestic market for testing USTs is slowly declining as UST owners choose to convert to permanent monitoring systems like ENCOMPASS before the December 1998 deadline mandated by the EPA. In 1996, Horizon expanded its services and product offering as described above.

         Horizon's provides testing services in Arizona, Utah, Idaho, Montana, Nevada, California, Washington and Oregon. The markets and applications for Horizon's services are the same as those described above with regard to the Company's ENCOMPASS and Soil Sentry product line.

Jerome Product Line
-------------------

         Products - The first Jerome product was developed in 1976 as a portable mercury detector for mining applications. The initial "mercury in soil" detector spawned a line of hand-held, battery powered, field portable instruments capable of detecting mercury vapor and hydrogen sulfide in minute quantities.

         The Jerome 431-X mercury vapor analyzer ("Jerome Mercury Analyzer") quickly and accurately quantifies low levels of mercury in ambient air for on-site environmental testing, clean-up and analysis. Using the Company's gold-film sensing technology, the unit can be carried to sources of mercury, and displays results in seconds with the push of a button. After spill clean-up, the analyzer can be used to verify that no hazardous residue remains.

         The Jerome 631-X hydrogen sulfide analyzer ("Jerome H2S Analyzer") detects and measures low levels of ambient hydrogen sulfide ("H2S"). Using the Company's gold-film sensing technology, the hand-held instrument quickly quantifies H2S levels down to parts-per-billion, allowing corrective action to reduce complaints which arise at noxious-odor levels. The simple-to-operate, push button unit is easily carried to sources of H2S where it monitors gas levels to meet air quality standards.

         In December 1995, the Company announced that it had completed development of a proprietary gold film micro-sensor for the next generation of the Company's Jerome line of toxic gas monitors. The new micro-sensor will significantly extend sensor life and facilitate the Company's entry into new markets in which continuous monitoring applications are required. The new Jerome products are scheduled to be introduced in late 1997.

         Markets and Applications - Mercury - The market for Jerome Mercury Analyzer comprises customers in three major groups:

         Industrial Hygiene - These applications involve workplace screening to ensure employees are not subjected to unacceptable mercury risk. The United States Occupational Safety and Health Administration requires industries such as battery and caustic soda manufacturers, thermometer and fluorescent light manufacturers, hospitals and laboratories to monitor for mercury.

         Industrial Process Quality Control - These customers test for mercury in products where even trace amounts can have toxic effects, such as the confined environments of submarines, engine rooms or spacecraft. Suppliers to the National Aeronautics and Space Administration and the United States Navy are required under procurement contracts to certify that certain equipment components are mercury-free..

         Mercury Dental Amalgam Screening - Mercury and silver dental amalgams have become the subject of intense scrutiny and controversy. The Jerome Mercury Analyzer has been used in research on this topic, and the Company believes that it is recognized in the dental and medical professions as the only portable instrument that provides accurate mercury vapor readings at the required levels.

         Markets and Applications - Hydrogen Sulfide - The Jerome H2S Analyzer allows industries to monitor H2S in low parts per billion levels for odor and corrosion control.

         Odor Control - Jerome H2S Analyzers effectively quantify the noxious odor of H2S given off from industrial processes in order to manage customer complaints or potential litigation. The most common market is the wastewater treatment industry.

         Corrosion Control - Searching for and quantifying the presence of H2S near costly industrial equipment is critical since H2S and its byproducts are highly corrosive. Industries utilizing the Jerome H2S Analyzer for corrosion control include wastewater treatment, oil and gas refining, and pulp and paper processing.

Computrac Product Line
----------------------

         Products - AZI was founded on the Computrac line of moisture analyzers. The Computrac moisture analyzers simplify and automate a tedious industrial quality control procedure. Typically, a sample material is weighed, then dried in an oven for several hours to drive off moisture. The sample is weighed again and the initial moisture content of the sample is computed based on the loss of water weight. Computrac instruments house a heating chamber to dry the sample, a precision balance to measure sample weight change and a microprocessor that uses an algorithm to quickly extrapolate moisture content based on the rate of weight loss. This technology is named the loss on drying or LOD technique.

         Computrac instruments are rugged enough to be used on the factory floor for quick batch analysis and accurate enough for precise laboratory testing. They do not require a trained technician for operation. Thus, they can save customers both time and money.

         In 1994, the Company completed development of the Computrac MAX-2000 and MAX- 1000 moisture analyzers. The MAX-2000 uses the latest digital technology to detect moisture levels accurately down to .005% in as little as two minutes. The MAX-2000 is programmable from an easy-to-use front panel menu system, allowing the user to store test parameters for 30 different sample materials. It features a real-time front panel display of moisture values, the elapsing test time and drying-curve graph; a statistical software package; and the ability to send test results to a PC or printer.

         In December 1995, the Company announced that it completed proof of concept of its new line of Computrac moisture analyzers with Alpha and Beta production units completed in 1996. The new product, targeted at the worldwide titration market, requires no toxic reagents, is simple to use and maintain, and offers excellent correlation and repeatability. The new Computrac product is scheduled to be released for sale to customers in the first quarter of 1997.

         The MAX-500 was introduced in 1996 as a lower priced, reduced feature version of the MAX-1000 and MAX-2000. The MAX-500 is for customers who do not need all the features or the resolution of the other Computrac moisture analyzers.

         Markets and Applications - The markets for Computrac instruments tend to be niche applications in various industries. Three primary industries have yielded the Company's historical sales: Foods -- measuring the moisture content of cookie dough, cigarette tobacco, pasta and numerous other raw and finished food products; Chemicals -- measuring moisture and total solids content of such chemical products as adhesives, coatings, and paints; and Plastics -- measuring the water content of resins used in molding or extrusion. Other applications include pharmaceutical production and forestry management.

Product Reliability and Quality Control
---------------------------------------

         The Company believes its products are highly reliable. The Company's products have built-in self-test features which are designed to insure that the instrument is functioning properly and will provide an accurate result. If any of the self-tests indicate abnormal conditions, the operator is alerted by a light, and a coded display indicates the type of malfunction. The Company's products have one-, two- and five-year parts and labor warranties. For the year ended December 31, 1996, warranty expense approximated 1.0% of net sales.

         In February 1996, the Company announced that it achieved ISO 9001 Quality System Certification. This certification is registered through SGS International Certification Services, Inc., an ANSI-RAB accredited registrar. The ISO 9001 certification defines models for quality assurance in every phase of business operations including design, development, quality control, customer service, production, installation and service. Certification to the worldwide ISO 9001 standard documents that the Company has in place policies, practices and procedures to provide services using quality management systems in compliance with International Organization of Standardization (ISO) model.

Manufacturing and Sources of Supply
-----------------------------------

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

Marketing and Sales; Backlog
----------------------------

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

         Historically, due to the relatively short time period between receipt of customer orders and shipment of products, the Company's backlog has been quite low. Since 1988, the dollar amount of unfilled orders at the beginning of any quarter has not exceeded 15% of sales for that quarter. At December 31, 1996, backlog totaled approximately $320,000 compared to $730,000 at December 31, 1995.

         The Company markets its instruments for export through a direct international office in Singapore, as well as through foreign distributors in Canada, Europe, the Middle East, the Far East, and Latin America.

Industries Served - Customers
-----------------------------

         The specific industries served domestically by each product are detailed in the specific Markets and Applications sections presented earlier.

         Two ENCOMPASS customers represent approximately 14% of net sales in 1996. The Company is actively seeking to diversify sales of this product to other customers and anticipates that additional customers will be added in the next 12 months.

         Most export sales are to foreign distributors. The Company is unable to determine which industries are served by the export sales, but believes them to be similar in pattern to domestic sales. Export sales were approximately 17% of total sales in 1996, with no sales to any geographic region exceeding 10% of net sales. (See Note I to the Consolidated Financial Statements.)

         The Company's business with United States Government Agencies is effected through two contracts with the General Services Administration. Both Jerome and Soil Sentry products are available for purchase by federal agencies through these contracts. None of the contracts provide for renegotiation of profits, except upon renewal of such contract or termination at the election of the government. The contracts will last through January 1999.

Competition
-----------

         ENCOMPASS and Soil Sentry - There are a number of suppliers of permanent storage tank monitoring systems which compete with the ENCOMPASS and Soil Sentry product line. These companies are nationwide in scope and many operate in foreign markets. Channels of distribution for the competition include direct account sales, distributors, and manufacturers' representatives. The ENCOMPASS and Soil Sentry products overlap the products of these competitors, except that AZI believes that it is the only provider of an aspirated vapor monitoring system.

         Computrac - A number of companies have products which compete with Computrac moisture analyzers. For applications where very low moisture levels are measured, titrators provide the greatest competition. Many of these companies operate both domestically and internationally.

         Jerome - There is no significant competition for Jerome in applications where low levels of hydrogen sulfide gas or mercury vapor need to be measured with a hand-held ambient air analyzer. When a less sensitive instrument is needed, the level of competition increases.

         Horizon - Horizon has a number of competitors in the tank testing business. One industry leader operates a nation-wide tank testing and multi-service UST business. Several other competitors operate regionally as does Horizon. There are many other local and regional UST service companies which provide tank testing services utilizing the same method as Horizon. Horizon is potentially subject to competition from other licensees of this and other methods.

Research and Development
------------------------

         Research and development expenses increased 19% in 1996 compared to 1995. Expenditures for research and development for the years ended December 31, 1996, 1995 and 1994 were $720,133, $605,627 and $374,538, respectively. This represented 5.7% of sales in 1996, 4.6% in 1995 and 3.1% in 1994. The Company's research and development expenditures for 1996 were channeled into the development of possible new products in all three product lines.

         In August 1988, the Company entered into a Research Agreement (the "Research Agreement") with Arizona State Research Institute ("ASRI"). AZI and ASRI jointly performed work to improve current sensors and develop new sensor technology. The Research Agreement required the Company to pay expenditures which were set forth each contract year and to guarantee ASRI's equipment lease payments related to the research. The Research Agreement was terminated as of December 31, 1990. The Company made the lease payments through November 1993. The research performed under the Research Agreement is now being continued by Company personnel. AZI completed development of a new gold film micro-sensor in December 1995.

         During the years ended December 31, 1996, 1995 and 1994, the Company has not expensed any funds related to the Research Agreement.

         The Company also intends to develop additional environmental and electronic instrumentation products and services through internal research and development, and acquisition (by purchase or license) of related product lines or perhaps small instrument or service companies.

Patents, Licenses and Trademarks
--------------------------------

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

         The Company has trademarked its ENCOMPASS(TM) product.

         See  "Horizon-Services,"  above, for information regarding an agreement
pursuant  to  which  the  Company  licenses  the  technology   utilized  in  its
tank-testing operation.

Employees
---------

         As of December 31, 1996, the Company had a total of 97 full time employees and 6 part-time employees. The Company provides ongoing training to its technical and sales personnel. None of the Company's employees are represented by a union. Management believes that relations between the Company and its employees are excellent.

ITEM 2.   DESCRIPTION OF PROPERTY

         The Company currently leases approximately 35,000 square feet in Phoenix, Arizona. The facility enabled the Company to consolidate all operations from two formerly leased facilities and one owned facility. All administration, sales, customer service, engineering and manufacturing for the Company are in the Phoenix facility. The lease on this building expires in August 2003.

         The Company believes that its facilities are modern, well-maintained and adequate for current needs.

ITEM 3.  LEGAL PROCEEDINGS

         On March 7, 1997, the Company was served with a summons and first amended complaint which was filed in the United States District Court for the District of Idaho on February 28, 1997 by United Co-op, Inc. and Idaho Petroleum Clean Water Trust Fund. The complaint alleges breach of contractual promises and breach of warranties in a commercial transaction for tank and line tightness services. The Company has filed for an extension until April 18, 1997 to reply.

         The Company was a defendant in an action brought by Teledyne Industries, Inc., filed on March 24, 1992 in the United States District Court, Northern District of Texas. The complaint alleged that the Company's Soil Sentry product line infringed on a patent of which the plaintiff was the exclusive United States licensee. The suit was dismissed with prejudice by order of the court on April 12, 1995.

         On June 25, 1993, the State of Arizona Department of Revenue issued an assessment against a subsidiary of the Company, Horizon Engineering and Testing, Inc. ("Horizon"), with respect to delinquent state sales tax payments alleged to have been due in connection with activities of a discontinued construction operation of a predecessor corporation of Horizon. During 1996, Horizon reached a settlement with the State of Arizona.

         Litigation commenced in Superior Court, Maricopa County, Arizona in 1996 with respect to certain matters arising in connection with a technology development agreement and related agreements entered into by the Company and Arizona State Research Institute ("ASRI") in 1988 related to the Company's Jerome product line and providing the Company with certain rights thereunder. Notwithstanding such agreements, ASRI exclusively licensed relevant technology to Senova Corporation ("Senova") in February 1993. The Company filed suit in February 1996 against Senova, ASRI, the Arizona Board of Regents (the "Board") and certain other defendants requesting a declaratory judgment confirming the Company's right to the contested technology and seeking damages. Senova also filed suit in January 1996 against ASRI, the Board, AZI and certain executive officers of AZI seeking declaratory judgment confirming the validity of its license agreement with ASRI and seeking damages. Certain other related actions also have been filed. The parties reached a settlement in June, 1996 under which the Company would receive $1,000,000 in cash and certain free education rights, in addition to exclusive rights to the contested technology. The Company has received full payment of this settlement as of January 30, 1997.

The Company is not involved in any other legal proceedings, the result of which the Company believes could have a material adverse effect upon the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company did not submit any matters to a vote of security holders in the fourth quarter of 1996.

EXECUTIVE OFFICERS OF THE REGISTRANT

         Set forth below is certain information regarding executive officers of the Company.

         Walfred R. Raisanen, age 61, has been the Chairman of the board of Directors since the Company's inception in January 1981. From 1981 until 1986 he was the President and Treasurer of the Company. Mr. Raisanen was re-elected Treasurer in 1991 and also serves as Vice President of Research and Development. Prior to his position with the Company, he was President and a Director of Motorola Process Control, Inc. a predecessor to the Company.

         John P. Hudnall, age 46, came to the Company in 1985 as Chief Financial Officer. He became President and Chief Executive Officer in 1986 and a Director in 1988. Mr. Hudnall's background spans 20 years in industry, with positions in production, sales, finance and systems, including a position as Chief Financial Officer for Inter-Tel, Inc., an independent telephone company.

         George G. Hays, age 41, joined the Company in 1997 as Vice President of Finance, Chief Financial Officer, and Vice President of Manufacturing. Prior to his position with the Company, Mr. Hays was president and founder of Hays Financial Group, Inc., an investment banking firm, since 1986.

         Susan Berry, age 48, was named Secretary in early 1989. She has served as Human Resources Manager for the Company since 1985. Prior to her position with the Company, Ms. Berry was in corporate administration for Inter-Tel, Inc.

         Michael Grant, age 47, became Vice President, Service in 1996. Prior to that, he was Vice President of Manufacturing since 1993. He started with the Company in 1988, first serving as National Service Manager, then as Director of Customer Service, and, for the last five years, as Director of Operations. Mr. Grant has over 20 years of experience in manufacturing.

         Allen Porter, age 39, was named Vice President of Marketing in 1996. Mr. Porter has been with the Company since 1985, working in sales, sales management and product management. Prior to his position with the Company, he was program director for an Arizona-based behavioral health agency.

         Executive officers are elected annually and serve at the discretion of the Board of Directors.

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock trades on the Nasdaq Small Cap Market. As of February 28, 1997, there were approximately 400 shareholders of record of the Company's common stock, its only class of common equity. The high and low prices set forth below are derived from the Nasdaq Monthly Statistical Report prepared by the National Association of Securities Dealers, Inc., represent quotations by dealers, may not reflect applicable markups, markdowns or commissions, and do not necessarily represent actual transactions.


                                                   Bid
                                            -----------------

                         1996               High         Low
                       --------             -----        ----

                    First Quarter           2.71         2.51
                    Second Quarter          3.42         3.11
                    Third Quarter           2.84         2.64
                    Fourth Quarter          2.63.        2.38


                         1995               High         Low
                       --------             -----        ----


                    First Quarter           $1.19        $.69
                    Second Quarter           1.69         .75
                    Third Quarter            2.75        1.25
                    Fourth Quarter           2.25        1.81

         The Company has never paid a cash dividend and currently intends to retain all earnings for use in its business. The declaration and payment of dividends in the future will be determined by the Board of Directors in light of conditions then existing, including the Company's earnings, financial condition, capital requirements and other factors. Dividends are also restricted by the Company's lines of credit agreements with Silicon Valley Bank. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

SELECTED FINANCIAL DATA

         The selected financial data for each of the five years in the period ended December 31, 1996 have been derived from the Company's audited financial statements, and should be read in conjunction with the financial statements and related notes thereto and other financial information appearing elsewhere herein and in Item 6. The selected financial data is not required by Form 10- KSB and is included herein as an unnumbered item.

INCOME STATEMENT DATA:

                                                            Year Ended December 31, (1)
                                    --------------------------------------------------------------------------
                                        1996           1995            1994           1993           1992
                                    ------------    ------------   ------------    ------------   ------------
Net sales                           $ 12,639,943    $ 13,104,230   $ 12,105,818    $ 14,182,410   $ 10,862,419
Cost of goods sold                     5,556,172       5,644,945      5,859,033       6,624,607      4,534,819
Operating expenses                     6,690,522       6,588,757      7,789,962       6,706,167      5,601,140
                                    ------------    ------------   ------------    ------------   ------------
Operating income (loss)                  393,249         870,528     (1,543,177)        851,636        726,460
Interest Expense                         224,637         449,816        507,573         542,499        511,375
Other Income                              90,230
Settlement of Litigation                 997,096
Income tax (benefit) expense            (488,000)         11,000          2,000          35,000        180,458
Extraordinary item
   reduction of income tax
   expense from utilization of
   prior years' operating losses                                                                       172,922
 Cumulative effect of a change
    in accounting method                                                                113,500
                                    ------------    ------------   ------------    ------------   ------------
Net income (loss)                   $  1,743,938    $    532,585   ($ 1,938,200)   $    408,279   $    192,128
                                    ============    ============   ============    ============   ============

Net income (loss) per share         $        .25    $        .08   ($       .31)   $        .09   $        .07
Weighted average number of
    shares outstanding                 6,951,811       6,584,860      6,186,816       4,373,191      2,909,613


BALANCE SHEET DATA:

                                                       December 31, (1)
                            --------------------------------------------------------------------

                               1996          1995          1994           1993          1992
                            -----------   -----------   -----------   ------------   -----------
Total assets                $11,024,164   $10,600.162   $11,966,710   $ 12,768,299   $11,369,361
Working capital             $ 3,950,096   $ 3,332,424   $ 2,318,979   $  4,439,421   $ 1,766,729
Long-term debt, excluding
   current portion          $   378,010   $ 1,663,112   $ 1,816,288   $  2,161,298   $ 1,961,515
Total liabilities           $ 2,592,458   $ 4,260,858   $ 6,228,112   $  5,092,459   $ 6,238,749
Shareholders' equity        $ 8,431,706   $ 6,339,304   $ 5,738,598   $  7,675,840   $ 5,130,612

(1) Includes operations of Horizon acquired in September, 1992.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The statements contained herein regarding management's anticipation of the Company's future market position, development of additional products, product introduction and delivery dates, reliability of products, adequate sources of supplies, acquisition of related product lines or companies, and positive responses to new developments, constitute "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995. Management's anticipation is based upon assumptions regarding levels of competition, research and development results, product introduction and delivery schedules, raw material markets, the markets in which the Company operates, and stability of the regulatory environment. Any of these assumptions could prove inaccurate, and therefore there can be no assurance that the forward-looking information will prove to be accurate.

Results of Operations:

         The following tables set forth items in the Company's Consolidated Statements of Operations as a percent of total net sales for the years ended December 31, 1996, 1995 and 1994:

                                                   Percent of net sales      Percentage change
                                                  Year ended December 31,    over prior periods

                                                                             1996 vs.  1995 vs.
                                                 1996      1995      1994      1995     1994
                                                ------    ------    ------    ------    ----
Net sales                                       100.0%    100.0%    100.0%       -4%      8%
Cost of goods sold                               44.0%     43.1%     48.4%       -2%     -4%
                                                ------    ------    ------    ------    ----
            Gross margin                         56.0%     56.9%     51.6%       -5%     19%
                                                ------    ------    ------    ------    ----
Expenses
   Marketing                                     24.5%     23.8%     29.4%       -1%     -12%
   General and administrative                    17.3%     17.3%     20.0%       -3%     -6%
   Research and development                       5.7%      4.6%      3.1%       19%     62%
   Amortization and depreciation                  5.4%      4.6%      4.8%       15%      3%
   Restructuring costs                            0.0%      0.0%      7.1%        0%   -100%
                                                ------    ------    ------    ------    ----
             Total expenses                      52.9%     50.3%     64.3%        2%    -15%
                                                ------    ------    ------    ------    ----
Operating income (loss)                           3.1%      6.6%    -12.7%      -55%    156%
                                                ------    ------    ------    ------    ----
Other revenue (expense)
   Interest income                                0.2%       .2%      0.1%        0%    136%
   Interest expense                              -1.8%     -3.4%     -4.2%      -50%    -11%
   Other                                          8.4%       .8%      0.9%      956%     -4%
                                                ------    ------    ------    ------    ----
             Total other revenue (expense)        6.8%     -2.5%     -3.2%     -364%    -17%
                                                ------    ------    ------    ------    ----


Income (loss) before income taxes                 9.9%      4.1%    -16.0%      131%    128%
Income tax (benefit) expense                     -3.9%       .1%      0.0%    -4536%    450%
                                                ------    ------    ------    ------    ----
Net income (loss)                                13.8%      4.1%    -16.0%      227%    127%
                                                ======    ======    ======    ======    ====

Fiscal 1996 vs. Fiscal 1995
---------------------------
         Net income  increased 227% to $1,743,938 in 1996 from $532,585 in 1995.
The increase in net income resulted in part from $997,096 of other income the Company recognized during 1996 related to a settlement the Company reached with a state organization involving a technology contract. Net income also increased as a result of a $488,000 tax benefit recognized in 1996 from reducing the Company's deferred tax valuation allowance and recognizing a deferred tax asset.

         Net sales decreased 4% to $12,639,943 in 1996 from $13,104,230 in 1995.
Sales decreased primarily in tank testing services and in Computrac moisture analyzers. These sales decreases were offset to a large extent by increases in sales of the ENCOMPASS fuel management and compliance systems, ENCOMPASS related installations.

         Cost of goods sold was 44% of sales in 1996 compared to 43% of sales in 1995. Gross margin decreased primarily due to lower utilization of the tank testing field technicians. Gross margin also decreased as a result of a lower mix of sales of the Computrac moisture analyzer sales.

         Overall expenses in 1996 increased $101,765 or 2% above 1995. The increase was primarily the result of the $114,506 increase in research and development expenses.

         Marketing expenses decreased $24,970 or 1% in 1996 compared to 1995. The decrease in marketing expenses was primarily a result of the decrease in tank testing sales personnel.

         General and administrative expenses decreased $78,169, or 3% in 1996 compared to 1995. General and administrative expenses decreased primarily as a result of decreased administrative personnel and expenses in the tank testing operations. Some of this tank testing personnel have been reassigned to manage the installation of ENCOMPASS systems.

         Research and development expenses increased $114,506, or 19% in 1996 compared to 1995. The increase in research and development expenses was primarily the result of a planned increase in research and development personnel to support the new product activities for all the Company's various product lines.

         Amortization and depreciation expenses increased $90,398, or 15% in 1996 compared to 1995 due to the purchase of additional capital equipment, including computer equipment.

         Interest expense decreased $225,179, or 50% in 1996 compared to 1995 due to a decrease in the average outstanding debt.

Fiscal 1995 vs. Fiscal 1994
---------------------------
         The Company reported net income of $532,585 in 1995 compared to a net loss of $1,938,200 in 1994, an increase of 127%. The increase in net income compared to 1994 resulted in part from the Company developing and implementing a formal plan in the third quarter of 1994 to restructure the Environmental Technology Group (ETG). The total one-time restructuring costs for 1994 were $863,837.

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

         Cost of goods sold was 43% of sales in 1995 compared to 48% of sales in 1994. Gross margin increased primarily due to higher utilization of the tank testing field technicians. Lower tank testing sales for 1995 was accomplished with significantly fewer technicians and much higher productivity compared to 1994. Gross margin also improved in 1995 as a result of a higher mix of sales of the ENCOMPASS systems in the ENCOMPASS and Soil Sentry product line.

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


Liquidity and Capital Resources:
--------------------------------

         Working capital increased 19% to $3,947,282 at December 31, 1996 compared to $3,332,424 at December 31, 1995. The current ratio increased to 2.78 in 1996 from 2.28 in

1995. The increase in working capital and the current ratio was primarily due to increased cash flow from operations.

         At December 31, 1996 as compared to December 31, 1995, accounts receivable decreased $454,361, primarily as a result of improvements in credit and collection policies and procedures. Inventory at December 31, 1996 increased $256,212 compared to December 31, 1995, primarily as a result of increased inventory for two new products scheduled for introduction in the first quarter of 1997.

         Cash and cash equivalents increased $111,549 in 1996, to end the year at $597,931. Cash provided by operating activities was $1,231,095 in 1996. The sources of cash for operating activities was primarily a result of the net income plus non-cash charges (depreciation and amortization) and the decreases in accounts receivable offset partly by increases in the settlement receivable and deferred tax asset. Cash used by investing activities was $129,457 in 1996. Cash used by financing activities was $990,089 in 1996, which was primarily used to reduce borrowing under the bank lines of credit and to make payments on long-term debt and capital leases.

         The Company currently has two lines of credit available through Silicon Valley Bank ("the Bank"), collateralized by accounts receivable, inventory, and property, plant and equipment which provide for an aggregate maximum commitment of $2,500,000 through March 15, 1997. At December 31, 1996, the Company had $0 outstanding under its domestic line of credit for $1,500,000. Borrowings under this line of credit are at the Bank's prime rate of interest plus 1.5% (9.75% at December 31, 1996.) The second line of credit is an international credit line and is 90% guaranteed by the Export-Import Bank of the United States. At December 31, 1996, the Company had $0 outstanding under its international line of credit for $1,000,000. Borrowings under this line of credit are at the Bank's prime rate of interest plus 1.0% (9.25% at December 31, 1996). Subsequent to December 31, 1996, the lines of credit were renewed through March 15, 1998 for an aggregate commitment of $2,500,000. The domestic line was renewed for $1,500,000 at an interest rate of prime plus .75%. The international line was renewed for $1,000,000 at an interest of rate of prime plus .75%. The lines of credit contain certain covenants, including minimum net income levels and certain financial ratios. The Company was in compliance with all Bank covenants at December 31, 1996.

         On April 14, 1995, the Company entered into an a Subordinated Loan Agreement with Classic Syndicate, Inc. ("Classic"). Pursuant to the Subordinated Loan Agreement, Classic holds a 10% Note in the principal amount of $375,000 with a maturity date of April 30, 1997. The funds were to be used exclusively for the April 30, 1995 principal payment to Bridge. Semiannual interest payments were made on April 30, 1996 and October 31, 1996.

         On November 17, 1995, the Company entered into a Loan Agreement with the Bank. Pursuant to the Loan Agreement, the Bank holds a note in the principal amount of $395,353 at an interest rate of prime plus 2% (10.25% at December 31, 1996) and a warrant to purchase up to 62,500 shares of the Company's Common Stock at an exercise price of $2.08 per share. The Company is required to pay 28 monthly principal payments of $13,633 and one final payment of $13,629 in addition to monthly interest payments from January 7, 1997 through May 7, 1999.

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

ITEM 7.   FINANCIAL STATEMENTS



                                                     I N D E X



                                                                        Page No.


Independent Auditors' Report .......................................       23

Consolidated Balance Sheets ........................................       24

Consolidated Statements of Operations ..............................       25

Consolidated Statements of Shareholders' Equity ....................       26

Consolidated Statements of Cash Flows ..............................       27

Notes to Consolidated Financial Statements .........................       29

                 ARIZONA INSTRUMENT CORPORATION AND SUBSIDIARIES
                 -----------------------------------------------

             1996 Consolidated Financial Statements and Independent
                                Auditors' Report

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors of
Arizona Instrument Corporation:

We have audited the accompanying consolidated balance sheets of Arizona Instrument Corporation and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Arizona Instrument Corporation and subsidiaries as of December 31, 1996 and 1995 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.


/s/  Deloitte & Touche LLP

DELOITTE & TOUCHE LLP

Phoenix, Arizona
March 7, 1997

                 ARIZONA INSTRUMENT CORPORATION AND SUBSIDIARIES
                 -----------------------------------------------

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                                                                        December 31,
                                                                        ------------
                                                                     1996          1995
                                                                 -----------   -----------
                         ASSETS
                      -----------

CURRENT ASSETS:
             Cash and cash equivalents                           $   597,931   $   486,382
             Receivables, less allowance for doubtful
                          accounts of $165,000 and $191,000        2,917,476     3,371,837
             Inventories:
                          Components                               1,369,007     1,148,508
                          Finished Goods                             680,975       645,262
                                                                 -----------   -----------
                                                                   2,049,982     1,793,770
             Current portion of notes receivable related party        45,501        55,501
             Prepaid expenses and other current assets               550,840       222,680
                                                                 -----------   -----------
                                      Total current assets         6,161,730     5,930,170

PROPERTY, PLANT AND EQUIPMENT, net                                   846,458     1,083,199
GOODWILL, net of accumulated amortization
             of $2,121,266 and $1,874,912                          2,209,650     2,455,924
COVENANT NOT TO COMPETE, net of accumulated
             amortization of $247,917 and $189,583                   102,084       160,417
DEFERRED TAX ASSET                                                   641,437       113,500
OTHER ASSETS                                                       1,062,805       856,952
                                                                 -----------   -----------
TOTAL                                                            $11,024,164   $10,600,162
                                                                 ===========   ===========

               LIABILITIES AND SHAREHOLDERS' EQUITY
               ------------------------------------

CURRENT LIABILITIES:
             Lines of credit                                     $         0   $   250,000
             Accounts payable                                        771,679       863,386
             Accrued salaries and commissions                        251,273       374,838
             Accrued interest                                         27,652        14,713
             Other accrued expenses                                  369,576       481,585
             Current portion of long-term debt and
                          capital lease obligations                  794,268       613,224
                                                                 -----------   -----------
                                      Total current liabilites     2,214,448     2,597,746

LONG-TERM DEBT AND CAPITAL LEASE
             OBLIGATIONS - less current portion                      378,010     1,663,112

COMMITMENTS AND CONTINGENCIES (Note J)

SHAREHOLDERS' EQUITY:
             Common Stock, $.01 par value:
                  Authorized, 10,000,000 shares;
                  Issued, 6,677,680 and 6,352,563 shares              66,777        63,526
             Preferred Stock, $.01 par value
                  Authorized, 1,000,000 shares
             Additional paid-in capital                            9,706,163     9,360,950
             Deficit                                              (1,118,783)   (2,862,721)
                                                                 -----------   -----------
                                                                   8,654,157     6,561,755
             Less treasury stock, 86,165 shares at cost             (222,451)     (222,451)
                                                                 -----------   -----------
                          Total shareholders' equity               8,431,706     6,339,304
                                                                 -----------   -----------
TOTAL                                                            $11,024,164   $10,600,162
                                                                 ===========   ===========

                 See Notes to Consolidated Financial Statements

                 ARIZONA INSTRUMENT CORPORATION AND SUBSIDIARIES
                 -----------------------------------------------

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------

                                                      Year Ended December 31,
                                             --------------------------------------------
                                                 1996            1995            1994
                                             ------------    ------------    ------------
NET SALES                                    $ 12,639,943    $ 13,104,230    $ 12,105,818

COST OF GOODS SOLD                              5,556,172       5,644,945       5,859,033
                                             ------------    ------------    ------------

              Gross margin                      7,083,771       7,459,285       6,246,785
                                             ------------    ------------    ------------

EXPENSES
     Marketing                                  3,091,134       3,116,104       3,556,332
     General & administrative                   2,190,472       2,268,641       2,415,690
     Research & development                       720,133         605,627         374,538
     Amortization & depreciation                  688,783         598,385         579,565
     Restructuring costs                                0               0         863,837
                                             ------------    ------------    ------------

              Total Expenses                    6,690,522       6,588,757       7,789,962
                                             ------------    ------------    ------------

OPERATING INCOME (LOSS)                           393,249         870,528      (1,543,177)
                                             ------------    ------------    ------------

OTHER REVENUE (EXPENSE)
     Interest income                               22,124          22,039           9,320
     Interest expense                            (224,637)       (449,816)       (507,573)
     Settlement of litigation (Note J)            997,096
     Other                                         68,106         100,834         105,230
                                             ------------    ------------    ------------

              Total other income (expense)        862,689        (326,943)       (393,023)
                                             ------------    ------------    ------------

INCOME (LOSS) BEFORE INCOME TAXES               1,255,938         543,585      (1,936,200)

INCOME TAXES (BENEFIT)                           (488,000)         11,000           2,000
                                             ------------    ------------    ------------

NET INCOME (LOSS)                            $  1,743,938    $    532,585    ($ 1,938,200)
                                             ============    ============    ============


NET INCOME (LOSS) PER SHARE                  $       0.25    $       0.08    ($      0.31)
                                             ============    ============    ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
     AND COMMON STOCK EQUIVALENTS               6,951,811       6,584,860       6,186,816
                                             ============    ============    ============

                 See Notes to Consolidated Financial Statements

                 ARIZONA INSTRUMENT CORPORATION AND SUBSIDIARIES
                 -----------------------------------------------

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                 -----------------------------------------------

                                                                 Additional     (Deficit)
                                          Common Stock             paid-in      retained       Treasury
                                     Shares         Amount         capital      earnings         stock          TOTAL
                                   -----------    -----------    -----------   -----------    -----------    -----------
BALANCE, JANUARY 1, 1994             6,152,616    $    61,526    $ 9,293,871   ($1,457,106)   ($  222,451)   $ 7,675,840

  Issuance of stock pursuant to:
    Stock purchase plan                 38,702            387         43,838                                      44,225
    Stock private placement fees                                     (43,309)                                    (43,309)
    Exercise of warrants                 4,166             42                                                         42
  Net loss                                                                      (1,938,200)                   (1,938,200)
                                   -----------    -----------    -----------   -----------    -----------    -----------

BALANCE, DECEMBER 31, 1994           6,195,484         61,955      9,294,400    (3,395,306)      (222,451)     5,738,598

  Issuance of stock pursuant to:
    Stock purchase plan                 46,476            465         37,806                                      38,271
    Exercise of warrants               105,603          1,056         21,444                                      22,500
    Exercise of stock options            5,000             50          7,300                                       7,350
  Net Income                                                                       532,585                       532,585
                                   -----------    -----------    -----------   -----------    -----------    -----------

BALANCE, DECEMBER 31, 1995           6,352,563         63,526      9,360,950    (2,862,721)      (222,451)     6,339,304

  Issuance of stock pursuant to:
    Stock purchase plan                 40,637            406         57,207                                      57,613
    Exercise of warrants                22,714            227         27,773                                      28,000
    Earnout agreement                  208,424          2,084        200,501                                     202,585
    Exercise of stock options           53,342            534         59,732                                      60,266
  Net Income                                                                     1,743,938                     1,743,938
                                   -----------    -----------    -----------   -----------    -----------    -----------

BALANCE, DECEMBER 31, 1996           6,677,680    $    66,777    $ 9,706,163   ($1,118,783)   ($  222,451)   $ 8,431,706
                                   ===========    ===========    ===========   ===========    ===========    ===========

                 See Notes to Consolidated Financial Statements

                 ARIZONA INSTRUMENT CORPORATION AND SUBSIDIARIES
                 -----------------------------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------

                                                          Year ended December 31,
                                                   -----------------------------------------
                                                      1996           1995           1994
                                                   -----------    -----------    -----------
OPERATING ACTIVITIES:
  Net income (loss)                                $ 1,743,938    $   532,585    ($1,938,200)

  Adjustments to reconcile net income to net cash
  provided  (used) by operating
    activities:
    Depreciation and amortization                      804,495        779,577        812,501
    Gain on sale or abandonment of property,
      plant and equipment                              (34,570)       (62,294)       (93,552)
    Provision for losses on receivables                (25,289)         4,257         10,882
    Restructuring charges                                                            747,995
    Provision for inventory obsolesence                                               89,965

  Change in operating assets and liabilities:
    Decrease in receivables                            479,650        486,164        177,576
    (Increase) decrease in inventories                (256,212)       296,388       (389,816)
    Decrease in other current assets                    46,257         11,639        129,779
    (Increase) in settlement receivable               (364,419)
    (Increase) in deferred tax asset                  (527,937)
    (Increase) decrease in other assets               (320,476)        21,011       (302,051)
    (Decrease) increase in accounts payable            (91,707)        47,025        (73,205)
    (Decrease) increase in accrued expenses           (222,635)       125,389        (20,939)
                                                   -----------    -----------    -----------

NET CASH PROVIDED (USED) BY
  OPERATING ACTIVITIES                               1,231,095      2,241,741       (849,065)
                                                   -----------    -----------    -----------

INVESTING ACTIVITIES:
  Purchases of property, plant and
    and equipment and other assets                    (207,354)      (106,523)       (64,639)
  Proceeds from sale of property, plant and
    and equipment and other assets                      77,897         80,553        136,264
                                                   -----------    -----------    -----------

NET CASH (USED) PROVIDED BY
  INVESTING ACTIVITIES                                (129,457)       (25,970)        71,625
                                                   -----------    -----------    -----------

                                    Continued

                 ARIZONA INSTRUMENT CORPORATION AND SUBSIDIARIES
                 -----------------------------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                   (Continued)

                                                            Year ended December 31,
                                                   -----------------------------------------
                                                      1996           1995           1994
                                                   -----------    -----------    -----------
FINANCING ACTIVITIES:
  Borrowings of long-term debt                                      1,625,000
  Payments of long-term debt and capital leases     (1,104,058)    (2,441,192)      (156,201)
  Net (payments) borrowings under bank
    lines of credit                                   (250,000)    (1,375,000)       825,000
  Proceeds received on notes receivable                 15,506          5,703            902
  Stock issued for warrants                             79,114         29,850             42
  Sale of common stock, net proceeds                                                 (43,309)
  Issuance of common stock for earnout agreement       202,585
  Issuance of common stock pursuant
    to stock purchase plan                              66,764         38,271         44,225
                                                   -----------    -----------    -----------

NET CASH (USED) PROVIDED BY
  FINANCING ACTIVITIES                                (990,089)    (2,117,368)       670,659
                                                   -----------    -----------    -----------

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                 111,549         98,403       (106,781)

CASH AND CASH EQUIVALENTS,
  beginning of year                                    486,382        387,979        494,760
                                                   -----------    -----------    -----------

CASH AND CASH EQUIVALENTS
  end of year                                      $   597,931    $   486,382    $   387,979
                                                   ===========    ===========    ===========


SUPPLEMENTAL CASH FLOW INFORMATION:
  Transfer of inventories to property, plant and
    equipment to be used as demonstration units    $    57,057    $   100,589    $   115,239
  Property, plant and equipment acquired through
    capital lease obligations                                          51,524        550,998
  Note receivable acquired for asset sale                                            170,000
  Note payable due for asset sale                                                     10,000
  Interest paid                                        126,172        502,759        477,039
  Income taxes paid                                      5,025          4,669          9,270

                 See Notes to Consolidated Financial Statements

                 ARIZONA INSTRUMENT CORPORATION AND SUBSIDIARIES
                 -----------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                       THREE YEARS ENDED DECEMBER 31, 1996
                       -----------------------------------



A.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
       ------------------------------------------

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

Goodwill is the cost of investments in purchased companies in excess of the fair value of net assets of the businesses acquired. Goodwill is amortized on a straight-line basis over 20 years for the Jerome Goodwill and over 10 years for the Horizon Goodwill. The Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 121 during 1995. SFAS No. 121 establishes the accounting standard for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used for long-lived assets and certain identifiable intangibles to be disposed of. The Company adopted SFAS No. 121 effective January 1, 1996.

Covenant not to compete resulted as part of the Horizon acquisition in 1992 and is being amortized on a straight line basis.

Debt issue costs are amortized using the interest method over the term of the related debt.

Stock based compensation. In October 1995, the Financial Accounting Standards Board issued SFAS No. 123 "Accounting for Stock Based Compensation". The Company has determined that it will not change to the fair value method and will continue to use Accounting Principles Board Opinion No. 25 for measurement and recognition of employee stock based compensation. SFAS No. 123 additional disclosures have been included in the 1996 financial statements.

Income (Loss) per share is computed using the weighted average number of common shares outstanding during each year after giving effect to stock options and warrants considered to be dilutive common stock equivalents.

Statements of cash flows - For purposes of the consolidated statements of cash flows, cash and cash equivalents represent cash in bank and money market funds.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates.

 B.     PROPERTY, PLANT AND EQUIPMENT
        -----------------------------

Property, plant and equipment at December 31 consists of the following:


                                                         1996           1995
                                                     -----------    -----------

                 Leasehold improvements              $   157,604    $   154,807
                 Furniture, fixtures and equipment     3,936,984      3,887,422
                 Automobiles                              99,359        123,111
                                                     -----------    -----------
                                                       4,193,947      4,165,340
                 Less accumulated depreciation
                    and amortization                  (3,347,489)    (3,082,141)
                                                     -----------    -----------
                                                     $   846,458    $ 1,083,199
                                                     ===========    ===========




C.     BANK LINES OF CREDIT
       --------------------

At December 31, 1996, the Company had two lines of credit available (one for domestic operations and one for international operations) collateralized by accounts receivable, inventory, and property, plant and equipment which provided for an aggregate maximum commitment of

$2,500,000 through March 15, 1997. At December 31, 1996, the Company had $0 outstanding under its domestic line of credit at the bank's prime rate of interest plus 1.5% (9.75% at December 31, 1996). The Company also had $0 outstanding under the international line of credit at December 31, 1996. Borrowings under this line of credit are at the bank's prime rate of interest plus 1.0% (9.25% at December 31, 1996). Subsequent to December 31, 1996, the lines of credit were renewed through March 15, 1998 for an aggregate commitment of $2,500,000. The domestic line was renewed for $1,500,000 at an interest rate of prime plus .75% and the international line was renewed for $1,000,000 at an interest rate of prime plus .75%. The lines of credit contain certain covenants, including minimum net income levels and certain financial ratios. The Company was in compliance with all bank covenants at December 31, 1996.

D.      LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS
        --------------------------------------------

Long-term debt and capital lease obligations at December 31 consist of the following:


                                                            1996         1995
                                                         ----------   ----------

             Capital lease obligations (Note J)          $  398,557   $  670,170
             Notes payable                                  375,000      375,000
             Notes payable to Bank                          398,721    1,231,166
                                                         ----------   ----------

          Total Debt and Capital Leases                   1,172,278    2,276,336
             Less current position                          794,268      613,224
                                                         ----------   ----------

          Long-Term Portion of Debt and Capital Leases   $  378,010   $1,663,112
                                                         ==========   ==========



On April 14, 1995, the Company entered into an agreement with Classic Syndicate, Inc ("Classic"). Pursuant to the Subordinated Loan Agreement, Classic holds a 10% Note in the principal amount of $375,000 with a maturity date of April 30, 1997. The funds were to be used exclusively for the April 30, 1995 principal payment to Bridge. Semi-annual interest payments are to be made.

On November 17, 1995, the Company entered into an agreement with a bank ("Bank"). Pursuant to the Loan Agreement, the Bank holds a Note in the principal amount of $395,353 at an interest rate of prime plus 2% (10.25% at December 31, 1996) and a warrant to purchase up to 62,500 unregistered shares of the Company's Common Stock at an exercise price of $2.08 per share. The Company is required to pay 28 monthly principal payments of $13,633 and one final payment of $13,629 in addition to monthly interest payments from January 7, 1997 through May 7, 1999. The Note is cross-collateralized with the Company's bank lines of credit with accounts receivable, inventory, and property, plant and equipment. The Note contains certain covenants, including minimum net income levels and certain financial ratios. On a quarterly basis, half of any excess cash flow that the Company generates, is required to be used to prepay any remaining principal balance due on this Note. Excess cash flow is defined as net income plus non-cash expenses less capital expenditures, scheduled principal payments and increases in net working capital. At December 31, 1996 the Company was in agreement with all covenants of this agreement.

Long-term debt and capital lease obligations at December 31, 1996 are payable as follows:


                               1997   $  794,268
                               1998      285,079
                               1999       81,104
                               2000       11,827
                               ----   ----------
                                      $1,172,278
                                      ==========



E.      ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS
        ---------------------------------------------

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

F.      SHAREHOLDERS' EQUITY
        --------------------

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

In April 1991, the Company adopted the 1991 Stock Option Plan ("OP") under which the Company may, for a period of ten years, grant incentive stock options and nonstatutory stock options to purchase up to 450,000 shares of the Company's Common Stock. In May, 1996 the Board of Directors amended this Plan to increase the shares reserved for issuance by 300,000 shares. Additionally, each year, the number of shares of stock that may be issued is increased automatically by 1% on January 1 if certain conditions are met. Stock options may be granted to employees, directors and other persons whose participation is deemed to be in the Company's best interest, but only employees may be granted incentive stock options. Incentive stock options granted under the plan have a maximum term of ten years and nonstatutory options may have a maximum term of twenty years. The exercise price for an incentive stock option must be at least the fair market value of the Company's common stock on the date of grant. The exercise price for a nonstatutory option may be any amount above the par value of the Company's Common Stock determined in good faith.

The following is a summary of stock option activity:


                                                           Weighted
                                                            Average
                                                           Exercise
                                                 Number      Price
                                               of Shares   Per Share
                                               ---------   ---------

               Outstanding January 1, 1994      395,645    $   2.53
                  Granted                        57,719        2.20
                  Canceled                      (75,480)       3.00
                                               --------    --------
               Outstanding December 31, 1994    377,884        2.39
                  Granted                       678,903         .92
                  Canceled                     (332,884)       2.39
                  Exercised                      (5,000)       1.47
                                               --------    --------

               Outstanding December 31, 1995    718,903        1.00
                  Granted                       145,000        2.57
                  Canceled                      (17,850)        .92
                  Exercised                     (53,342)        .96
                                               --------    --------

               Outstanding December 31, 1996    792,711    $   1.29
                                               ========    ========

At December 31, 1996, 141,544 options were exercisable. At December 31, 1995, 52,500 options were exercisable.

In January 1985, the Company adopted an Employee Stock Purchase Plan which provides for the sale of up to 200,000 shares of common stock to qualifying employees of the Company. In May, 1996 the Board of Directors amended this Plan to increase the shares reserved for issuance by 200,000 shares.

The purchase price of the stock is 85% of the lesser of the fair market value at the beginning or the end of the offering period, January and July of each year. During the years ended December 31, 1996, 1995 and 1994 a total of 40,637, 46,476 and 38,702 shares of common stock have been purchased at average prices of $1.42, $.82 and $1.14 per share, respectively. As of December 31, 1996, a total of 181,263 shares were available under this plan.

The estimated fair value of options granted during 1996 was $1.15 per share, while the estimated fair value of options granted during 1995 was $0.42 per share. The Company applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for its stock option and purchase plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of FASB Statement 123, the Company's net income and earnings per share for the years ended December 31, 1996 and December 31, 1995 would have been reduced to the pro forma amounts indicated below:

                                                        1996            1995
                                                    -------------   -----------
Net income to common shareholders
                  As reported                       $   1,743,938   $   532,585
                  Pro forma                         $   1,671,943   $   485,340

Net income per common and common equivalent share
                  As reported                       $        0.25   $      0.08
                  Pro forma                         $        0.24   $      0.07

The fair values of options granted under the Company's fixed stock option plans during 1995 and 1996 were estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used: no dividend yield, expected volatility of 35%, risk free interest rate of 6.4%, and expected lives of 3 years from vest date.

Stock Private Placement
-----------------------

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

G.      INCOME TAXES
        ------------

The (benefit) provision for income taxes for the years ended December 31, consists of the following:


                                          1996         1995        1994
                                     ---------    ---------   ---------
         Federal:
            Current                  $  20,500    $   2,250   $       0
            Deferred                  (493,000)
         State:
            Current                      9,500        8,750       2,000
             Deferred                  (25,000)
                                     ---------    ---------   ---------
                                     $(488,000)   $  11,000   $   2,000
                                     =========    =========   =========


The provision for income taxes as shown in the accompanying consolidated statements of operations differs from the amounts computed by applying the federal statutory income tax rates to income before income taxes. A reconciliation of the (benefit) provision for income taxes and the amounts that would be computed using the statutory federal income tax rates for the years ended December 31 is set forth below:




                                     1996         1995        1994
                                  ---------    ---------   ---------
Provision (benefit) computed at
   federal statutory rates        $ 427,000    $ 185,000   ($658,988)
State taxes                         (15,500)       9,000       2,000
Goodwill                             63,500       63,000      63,500
Other                               (19,000)      66,000      12,600
Change in valuation allowance      (944,000)    (312,000)    582,888
                                  ---------    ---------   ---------

                                  ($488,000)   $  11,000   $   2,000
                                  =========    =========   =========



Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss and tax credit carryforwards. The tax effects of significant items comprising the Company's net deferred tax asset as of December 31 are as follows:

                                                          1996          1995
                                                       ----------    ----------
Deferred tax assets:
Current
   Reserves not currently deductible                   $  216,000    $  114,000
   Operating loss carryforwards                           123,000
Long Term                                                                70,000
   Other intangibles                                                    398,000
   Operating loss carryforwards                                         324,000
   Tax credit carryforwards                               380,000
   Difference between book and tax basis of property        4,000       151,500
                                                       ----------    ----------
Total deferred tax assets                                 723,000     1,057,500

Deferred tax liabilities:
Long Term
 Other intangibles                                        (43,000)
 Other                                                    (39,500)
                                                       ----------    ----------
Total deferred tax liabilities                            (82,500)

Valuation allowance                                                    (944,000)
                                                       ----------    ----------
Net deferred tax asset                                 $  640,500    $  113,500
                                                       ==========    ==========




The Company has evaluated its past earnings history and trends, sales backlog and budgets and determined that it is more likely than not that its deferred tax assets will be realized.

At December 31, 1996, the Company had net operating loss carryforwards of approximately $361,000 available to reduce federal taxable income. These net operating losses begin to expire in 2005.

H.     PROFIT SHARING PLAN
       -------------------

Full time employees with greater than six months of service are eligible to participate in the Company's 401K profit sharing retirement plan adopted in 1981 whereby, at the Board of Directors' discretion, contributions are made on an annual basis. No contributions have been made in any of the three years ended December 31, 1996.

I.      SALES
        -----

Export  sales,   primarily  to  Canada,  Korea  and  Sweden  were  approximately
$2,191,000,  $1,950,000  and  $2,220,000  for the years ended December 31, 1996,
1995 and 1994, respectively.

The Company has a concentration of sales from a product to two customers that makes up approximately 14% of net sales. The potential for a negative financial impact could result from a partial or total loss of the business relationship with these customers. Management believes that the relationships between the Company and these customers were good at December 31, 1996. Management is actively seeking to diversify sales of this new product to a number of other customers, and anticipate that additional customers will be added during the next twelve months.

J.      COMMITMENTS AND CONTINGENCIES
        -----------------------------

Leases
------

Certain office facilities and equipment are held under capital and operating leases. These leases expire in periods through 2003 and include renewal options. Capital leases included in Property and Equipment total $1,281,374 and $1,361,193 (net of accumulated amortization of $945,105 and $765,429) as of December 31, 1996 and 1995, respectively.

At December 31, 1996, future minimum lease payments under such leases having non- cancelable terms in excess of one year are summarized as follows:


                                             Capital lease      Operating leases
                                         --------------------   ----------------

1997                                     $            287,750   $        335,731
1998                                                  134,140            333,422
1999                                                   17,316            338,991
2000                                                   12,987            328,182
2001                                                        0            317,604
Thereafter                                                  0            873,411
                                         --------------------   ----------------

Total minimum lease payments                          452,193   $      2,527,341
                                                                ================
Less amount representing interest                      53,636
Net present value of future minimum      --------------------

   Lease payments                        $            398,557
                                         ====================


Rent expense for operating leases was approximately $325,000, $360,000 and $335,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

Genelco Earnout Agreement
-------------------------

In connection with the Company's purchase of Genelco, Inc. on January 30, 1988, the Company entered into a potential $700,000 earnout agreement based on future sales. The agreement was modified on December 31, 1992 for a remaining earnout of $202,585 to be compensated with 208,421 shares of unregistered common stock in 1996. Through December 31, 1991, $155,669 has been earned under the prior earnout agreement. Under the modified agreement, the expense was $33,764, $33,764 and $35,801 for the years ended December 31, 1996, 1995 and 1994, respectively. In March, 1996 the Company issued 208,421 shares of unregistered common stock under the modified agreement. The earnout period under the modified agreement will be completed on December 31, 1997.


Litigation
----------

Litigation had been commenced in Superior Court, Maricopa County, Arizona with respect to certain matters arising in connection with a technology development agreement and related agreements entered into by the Company and a state organization in 1988 related to the Company's Jerome product line and providing the Company with certain rights thereunder. The Company believed, not withstanding such agreements, the state organization exclusively licensed relevant technology to another firm in February 1993. The Company filed suit in February 1996 against this firm and , the state organization and certain other defendants requesting a declaratory judgement, confirming the Company's right to the contested technology and seeking damages. The firm also filed suit in January 1996 against the state organization, AZI and certain executive officers of AZI seeking declaratory judgement confirming the validity of its license agreement with the state organization and seeking damages. The parties reached a settlement in June, 1996 under which the Company would receive $1,000,000 and certain free education rights, in addition to exclusive rights to the contested technology. The Company has received full payment of this settlement as of January 30, 1997.

Subsequent to December 31, 1996, the Company became a defendant as the result of a claim filed by a customer alleging breach of contractual promises and warranties in a commercial transaction. While the outcome of this claim cannot be determined at this time, management of the Company does not believe that the ultimate disposition of this claim will have a material effect on the financial position or result of operations of the Company.

K.      RESTRUCTURING COSTS
        -------------------

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

                 Write down of inventory              $405,373
                 Write down of patent                  342,622
                                                      --------

                 Total non-cash restructuring costs    747,995
                 Total cash severance costs            115,842
                                                      --------

                 Total restructuring costs            $863,837
                                                      ========


The   restructuring   was  completed  in  1994  and  there  were  no  additional restructuring related expenses in 1995 or 1996.

L.     RELATED PARTY TRANSACTIONS
       --------------------------

During September 1993, the Company loaned $45,000 to one of its officers. The loan is collateralized by a pledge of 15,000 shares of common stock of the Company and the cash value of a life insurance policy. During 1996, a $10,000 principal payment was made on this loan leaving a remaining balance of

$35,000. The note bears interest at 10% per annum and the remaining balance is due December, 1997. During April 1994, the Company loaned approximately $10,000 to another officer. The note bears interest at 10% and is due December, 1997.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  Not applicable.

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

Independent auditors' report.

Consolidated balance sheets - December 31, 1996 and 1995.

Consolidated statements of operations - Years ended December 31, 1996, 1995 and 1994

Consolidated statements of shareholders' equity - Years ended December 31, 1996, 1995 and 1994

Consolidated statements of cash flows - Years ended December 31, 1996, 1995 and 1994

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

24.1     Accountants' Consent (filed herewith).

27       Financial Data Schedule (filed herewith).

(b)      There were no reports on Form 8-K for the year ended December 31, 1996

         * Management Contract or compensatory plan or arrangement.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ARIZONA INSTRUMENT CORPORATION


Date:  March 28, 1997                   By:   /s/ John P. Hudnall
     ----------------                      --------------------------------
                                              John P. Hudnall, President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      Signature                              Capacity                           Date
-----------------------            --------------------------------        --------------


/s/ Walfred R. Raisanen            Chairman of the Board of                March 28, 1997
-----------------------                                                    --------------
Walfred R. Raisanen                Directors

/s/ John P. Hudnall                President and Director (Princi-         March 28, 1997
-----------------------                                                    --------------
John P. Hudnall                    pal Executive Officer)

/s/ George G. Hays                 Chief Financial Officer                 March 28, 1997
-----------------------                                                    --------------
George G. Hays                     (Principal Financial and
                                   Accounting Officer)

/s/ Quinn Johnson                  Director                                March 28, 1997
-----------------------                                                    --------------
Quinn Johnson

/s/ Richard Long                   Director                                March 28, 1997
-----------------------                                                    --------------
Richard Long

/s/ S. Thomas Emerson              Director                                March 28, 1997
-----------------------                                                    --------------
S. Thomas Emerson

/s/ Patricia Onderdonk             Director                                March 28, 1997
-----------------------                                                    --------------
Patricia Onderdonk

/s/ Stanley H. Weiss               Director                                March 28, 1997
-----------------------                                                    --------------
Stanley H. Weiss

/s/ Steven Zylstra                 Director                                March 28, 1997
-----------------------                                                    --------------
Steven Zylstra