Form 10KSB/A
period 1996-12-31
ARIZONA INSTRUMENT CORP
filed 1997-04-30
CIK 724904

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               AMENDMENT NO. 1 TO
                                  FORM 10-KSB/A

[X]      Annual Report pursuant to Section 13 or 15(d) of the
         Securities Act of 1934 (fee required)

For the fiscal year ended December 31, 1996, or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (no fee required)

For the transition period from ____________ to ______________.

Commission File No. 0-12575

                         ARIZONA INSTRUMENT CORPORATION
--------------------------------------------------------------------------------
           (Name of small business issuer as specified in its charter)

           Delaware                                              86-0410138
--------------------------------------------------------------------------------
(State or other jurisdiction of                              (IRS Employer
 incorporation or organization)                              Identification No.)

4114 East Wood Street, Phoenix, AZ                                       85040
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

Issuer's telephone number, including area code:  (602) 470-1414

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

                              [X] Yes     [ ] No

As of April 25, 1997, the aggregate market value of the voting stock held by non-affiliates of the registrant was $12,824,150. The aggregate market value is computed with reference to the average bid and asked price of $2.00 as reported on the Nasdaq SmallCap Market for April 25, 1997. Shares of Common Stock held by each officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive.

[ ] Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

As of April 25, 1997, 6,710,894 shares of Common Stock ($.01 par value) were outstanding.

         Arizona Instrument Corporation (the "Company") hereby amends its Report on Form 10-KSB for the year ended December 31, 1996 by adding thereto Items 9, 10, 11, and 12, as set forth below, and by amending Item 13 thereto.


Item 9.  Directors, Executive Officers, Promoters and Control Persons.

         The names of the directors and certain executive officers of the Company, and certain information about them, are set forth below.

Name                                       Age          Principal Occupation
----                                       ---          --------------------

Walfred R. Raisanen                        62           Chairman of the Board, Vice President-Research and
                                                        Development, and Treasurer of the Company

S. Thomas Emerson                          56           Chairman of Xantel Corporation

John P. Hudnall                            46           President and Chief Executive Officer of the Company

Quinn Johnson                              52           President of Timberline Engineering and Testing, Inc.

Richard Long                               68           Marketing and Management Consultant

Patricia Onderdonk                         46           Marketing Consultant

Stanley H. Weiss                           54           Director and President of Terrell, Weiss & Sugar, Ltd.

Steven G. Zylstra                          43           Director of Business Development, Simula Technologies,
                                                        Inc.

George G. Hays                             41           Vice President of Finance, Chief Financial Officer, and
                                                        Vice President of Manufacturing of the Company

Susan Berry                                48           Secretary of the Company

Michael Grant                              47           Vice President of Services of the Company

Allen D. Porter                            39           Vice President of Marketing of the Company

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

         S. Thomas Emerson, Ph.D. has been a Director since 1989. He has been Chairman of Xantel Corporation, a private company engaged in computer communications, since August 1992. Dr. Emerson was Chief Executive Officer of Syntellect Incorporated, a manufacturer of voice response systems, from 1984 to April 1992. Prior to founding Syntellect in 1984, Dr. Emerson was a founder of Periphonics Corporation of Bohemia, New York where he served for 14 years in various executive capacities.

         John P. Hudnall came to the Company in 1985 as Chief Financial Officer. He became President and Chief Executive Officer in 1986 and has been a Director since 1988. Mr. Hudnall's background spans 22 years in industry, with positions in production, sales, finance and systems, including a position as Chief Financial Officer for Inter-Tel, Inc., an independent telephone company.

         Quinn Johnson has been a Director since 1992. Mr. Johnson became President of Horizon Engineering & Testing, Inc., a wholly-owned subsidiary of the Company ("Horizon"), in September 1992 upon the acquisition by the Company of Horizon's predecessor. Mr. Johnson resigned from his position as President of Horizon in September 1996 and still serves as a director of the Company. He has been President of Timberline Engineering and Testing, Inc., a civil engineering firm in Mesa, Arizona, since September 1996. Mr. Johnson founded Horizon's predecessor in 1990. Prior to forming Horizon's predecessor, Mr. Johnson founded and served since 1983 as president of a company engaged in general construction, paving and civil engineering. Previously, Mr. Johnson was a construction manager for Northern Industries of Eagar, Arizona; a project manager for the U.S. Forest Service; and a structural engineer for Fluor Corp. of Los Angeles, California.

         Richard Long has been a Director since 1987. He has been involved in the private sector of the telecommunications industry for over 20 years. Mr. Long is currently a marketing and management consultant. He has been both President and Chairman of the trade association representing suppliers, contractors and manufacturers in the private sector and has acted as a spokesman before Congress and regulatory bodies during that time.

         Patricia Onderdonk has been a Director since 1992. Ms. Onderdonk is currently a marketing consultant. From mid-1994 to May 1996, she was the Vice President of Marketing for Optical Disc Corporation of Santa Fe Springs, California, a company engaged in developing and manufacturing high-density CD ROMs. Previously, she co-founded Onderdonk & Haynes, Inc. in 1986 and had become President of the marketing and communication consulting firm focused on technology-based customers. Ms. Onderdonk's background spans 19 years of marketing and communications experience with positions in account and general management, including the position of Vice President and General Manager for Regis McKenna, Inc., a high-technology marketing and public relations firm.

         Stanley H. Weiss has been a Director since 1993. He has been President and Director of Terrell, Weiss & Sugar, Ltd., an accounting firm in Chicago, Illinois, since September 1990. Mr. Weiss served as the firm's secretary-treasurer from October 1981 until September 1990 and has been a principal of the firm since December 1978. As a practicing certified public accountant since 1974, Mr. Weiss has been actively involved in consulting with entrepreneurs and managers in the areas of income taxes, business planning, financial controls and employee incentives.

         Steven G. Zylstra has been a Director since 1996. He has been the Director of Business Development for Simula Technologies, Inc., (as new subsidiary, formerly a division of Simula Government Products, Inc.) of Phoenix, Arizona, since 1995. The company specializes in the development and production of high-tech transportation seating and safety systems, composite technologies, and ballistic armor systems. From 1984 to 1995, Mr. Zylstra served as General Manager of General Pneumatics Corporation, Western Research Center, of Scottsdale, Arizona. He is a Co-Founder and Member of the Governor's Arizona Science and Technology Council, Co-Founder and Director of the Arizona Innovation Network and Director of the Arizona Technology Incubator, among other outside activities.

         George G. Hays joined the Company in March 1997 as Vice President of Finance, Chief Financial Officer, and Vice President of Manufacturing. Prior to his position with the Company, Mr. Hays was president and founder of Hays Financial Group, Inc., an investment banking firm, since 1986.

         Susan Berry was named Secretary of the Company in 1989. She has served as Human Resources Manager for the Company since 1985. Prior to her position with the Company, Ms. Berry was in corporate administration for Inter-Tel, Inc.

         Michael Grant became Vice President of Services in 1996. Prior to that, he was Vice President of Manufacturing since 1993. He started with the Company in 1988, first serving as National Service Manager, then as Director of Customer Service, and as Director of Operations. Mr. Grant has over 25 years of experience in manufacturing.

         Allen D. Porter was named Vice President of Marketing in 1996. Mr. Porter has been with the Company since 1985, working in sales, sales management and product management. Prior to his position with the Company, he was program director for an Arizona-based behavioral health agency.


Compliance With Section 16(a) Reporting Requirements

         Under the securities laws of the United States, the Company's directors, its executive officers, and any persons holding more than 10% of the Company's Common Stock are required to report their initial ownership of the Company's Common Stock and any subsequent changes in that ownership to the Securities and Exchange Commission. Specific due dates for these reports have been established and the Company is required to disclose any failure to file by these dates. All of these filing requirements were satisfied during the year ended December 31, 1996, except: (i) John P. Hudnall reported on a Form 5 dated February 10, 1997 a November 1996 option exercise; (ii) Stanley H. Weiss reported on a Form 5 dated February 10, 1997 two November 1996 option exercises; and (iii) Michael Grant reported on a Form 5 dated February 10, 1997 a December 1996 option exercise.

Additionally, the Company has not received copies of ownership reports due from Bridge Capital Investors II, which formerly beneficially owned greater than 10% of the Company's outstanding Common Stock, and thus has no information regarding whether such reports have been filed or filed on a timely basis with the Commission. In making these disclosures, the Company has relied solely on written representations of its directors and executive officers and copies of the reports that they have filed with the Commission.


Item 10.  Executive Compensation

                           SUMMARY COMPENSATION TABLE

The following table sets forth, with respect to the years ended December 31, 1994, 1995 and 1996, compensation awarded to, earned by or paid to the Company's Chief Executive Officer and each of the Company's other executive officers who were serving as an executive officer at December 31, 1996 and whose salary and bonus aggregated at least $100,000 for services rendered to the Company during fiscal 1996.

                                         Annual Compensation                 Long-Term Compensation
                                     ---------------------------------  ----------------------------------

                                                                                                      Pay-
                                                                                                      ----
                                                                               Awards                 outs
                                                                        --------------------------    ----

                                                            Other       Re-             Securities
                                                            Annual      stricted        Underlying     LTIP
                                                            Compen-     Stock            Options/      Pay-    All Other
                                                            sation      Awards             SARs        outs    Compen-
Name and Principal Position   Year   Salary($)   Bonus        ($)          (#)            (#)(2)       ($)     sation($)
---------------------------   ----   ---------   -----    ------------  ------------     --------     -----    ---------



John P. Hudnall, Chief        1996   161,666     56,000     5,400(1)         0               0           0      1,603(4)
Executive Officer             1995   154,400         0      5,400(1)         0          120,000(3)       0      1,518(4)
                              1994   153,226         0      5,400(1)         0               0           0      1,425(4)

Walfred R. Raisanen,          1996   153,622     42,000        0             0               0           0      4,309(4)
Chairman                      1995   147,262         0         0             0          100,000(3)       0      3,771(4)
                              1994   135,009     26,460        0             0               0           0      3,329(4)

Scott M. Carter, Chief        1996   110,484     25,000        0             0               0           0        431(4)
Financial Officer (5)         1995    89,897         0         0             0           75,000(3)       0        405(4)
                              1994    91,855         0         0             0               0           0        390(4)

Michael Grant, Vice           1996   122,039     20,000        0             0               0           0        625(4)
President of Services         1995    94,989         0         0             0           75,000          0        584(4)
                              1994    96,708         0         0             0               0           0        549(4)

Allen D. Porter               1996   105,762         0         0             0           55,000          0          0
Vice President of             1995    87,040         0         0             0           15,000          0          0
Marketing                     1994    72,365         0         0             0               0           0          0

(1)      Automobile allowance.

(2)      Consists entirely of stock options.

(3) Represents 24,520, 52,760 and 48,520 new option grants to Messrs. Hudnall, Raisanen and Johnson, respectively, in 1995. All remaining options shown in this table as granted in 1995 represent repricing of options granted in prior years.

(4)      Life insurance premium payments.

(5) Mr. Carter terminated his employment with the Company on March 21, 1997.

                    OPTION/SAR GRANTS IN LAST FISCAL YEAR (1)

         The following table sets forth information about stock option grants during the last fiscal year to the executive officers named in the Summary Compensation Table.

                                                                   Individual Grants
                                      -------------------------------------------------------------------------

                                       Number of          % of Total
                                       Securities         Option/SARs
                                       Underlying          Granted
                                      Options/SARs      to Employees in      Exercise or Base        Expiration
     Name                              Granted (#)        Fiscal Year          Pricing ($/Sh)           Date
-------------                         ------------        -----------        -----------------       ----------
John P. Hudnall                            0                  0%                        0                  0

Walfred R. Raisanen                        0                  0%                        0                  0

Scott M. Carter (4)                        0                  0%                        0                  0

Michael Grant                              0                  0%                        0                  0

Allen D. Porter                        30,000(2)             37%                    $2.62            4/16/2006
                                       25,000(3)             31%                    $2.60            11/1/2006

(1)      Consists entirely of stock options.

(2)      Vest in 5 equal annual installments beginning April 16, 1996.

(3)      Vest in 5 equal annual installments beginning November 1, 1996.

(4) Mr. Carter terminated his employment with the Company on March 21, 1997.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                     AND FISCAL YEAR-END OPTION VALUE TABLE

         The following table sets forth information with respect to the executive officers named in the Summary Compensation Table concerning option exercises during 1996 and the number and value of options outstanding at the end of the last fiscal year.

                                                     Number of Unexercised          Value of Unexercised in-the-
                                                     Options/SARs at FY-End            Money Options/SARs at
                                                 -----------------------------             FY End ($)(3)
                                                             (#)(1)               ------------------------------
                                                             ------
                         Shares                  Exercisable     Unexercisable    Exercisable      Unexercisable
                        Acquired       Value     -----------     -------------    -----------      -------------
                           on        Realized
       Name             Exercise        (2)
-------------------     --------     --------

John P. Hudnall          24,000       $37,920         0            96,000             0              $139,680

Walfred R. Raisanen         0            0         20,000          80,000          $29,100           $116,400

Scott M. Carter (4)         0            0         15,000          60,000          $21,825           $ 87,300

Michael Grant            15,000       $21,825         0            60,000             0              $ 87,300

Allen D. Porter             0            0          3,000          55,000          $ 4,365           $   0

(1)      No SARs are outstanding.

(2) Calculated based on the closing price as reported on the Nasdaq SmallCap Market for the date of exercise minus the exercise price, multiplied by the number of shares acquired on exercise.

(3) Value as of December 31, 1996 is based upon the average bid and asked price of $2.375 as reported on the Nasdaq SmallCap Market for December 31, 1996, minus the exercise price, multiplied by the number of shares underlying the options.

(4) Mr. Carter terminated his employment with the Company on March 21, 1997.

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

         Effective June 3, 1996, the Company entered into a three-year employment agreement with its President and Chief Executive Officer, John P. Hudnall. The agreement provides for a base annual salary of $165,542, which is to be adjusted annually for cost-of-living increases. Mr. Hudnall is also entitled to participate in any benefit arrangements available to executive officers of the Company. Upon termination of the employment agreement by the Company without cause, Mr. Hudnall is entitled to receive an amount equal to the compensation due him over the balance of the term of the employment agreement, and to participate in applicable benefit programs for the balance of the term of the employment agreement.

         The Company's 1991 Option Plan provides that options granted to any executive officer or director of the Company will become immediately exercisable and vested in full upon the occurrence, before the expiration or termination of such option, of (a) delivery of written notice of a stockholders' meeting at which the stockholders will consider a proposed merger, sale of assets or other reorganization of the Company, (b) the acquisition by any person of securities representing 25% or more of the total number of votes entitled to be case for the election of directors of the Company, (c) commencement of a tender offer for the stock of the Company, or (d) failure, at any annual or special meeting of stockholders following an election contest, of any of the persons nominated by the Company to win election seats on the board of directors.

         The Company's 1991 Option Plan further provides that subject to the above provisions, in the event a merger or similar reorganization that the Company does not survive, a sale of all or substantially all of the assets of the Company, or the dissolution and liquidation of the Company, shall cause every option outstanding under the 1991 Option Plan to terminate, to the extent not then exercised, except to the extent that any surviving entity agrees to assume the 1991 Option Plan and/or the obligations under any such option.

Compensation of Directors

         Outside directors are currently paid $1,000 plus expenses per Board or committee meeting attended. Pursuant to the 1991 Stock Option Plan, non-employee directors are automatically granted options exercisable for 2,500 shares at the market price on the date of grant upon joining the Board and on each January 1 thereafter. The options become exercisable six months after grant and expire two years after termination of Board service. Directors who are employees are only paid their expenses (if any) for attendance at meetings.


Item 11.          Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth information regarding the beneficial ownership of the Company's Common Stock at April 25, 1997 with respect to (i) each director and director nominee of the Company, (ii) each executive officer named in the Summary Compensation Table set forth herein, (iii) all directors and executive officers as a group, and (iv) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of the Company's Common Stock:

                    Shares of Common Stock Beneficially Owned
                    -----------------------------------------


                                    Number                Percent
Name and Address (1)               of Shares              of Total
--------------------               ---------              --------

Walfred R. Raisanen (2)            196,400                  2.9%

S. Thomas Emerson (2)               35,000                   (3)

John P. Hudnall (2)                 27,521                   (3)

Quinn Johnson (2)                   50,001                   (3)

Richard Long (2)                    32,000                   (3)

Patricia Onderdonk (2)              16,000                   (3)

Stanley H. Weiss (2)                35,000                   (3)

Steven G. Zylstra (2)                3,100                   (3)

Scott M. Carter (2)(5)              17,000                   (3)

Michael Grant (2)                   17,100                   (3)

Allen D. Porter (2)                 21,671                   (3)

All directors and executive        478,819                  7.1%
officers as a group (2) (4)
(12 persons)

----------------------------------------

(1) Unless otherwise indicated, the beneficial owner's address is: c/o the Company, 4114 East Wood Street, Phoenix, Arizona 85040.

(2) Includes shares issuable upon exercise of options which are currently exercisable or become exercisable within 60 days of April 25, 1997 as applicable for each of the following individuals:

                         Raisanen            40,000 shares
                         Emerson             15,000 shares
                         Hudnall             24,000 shares
                         Long                15,000 shares
                         Onderdonk           12,500 shares
                         Weiss                5,000 shares
                         Zylstra              2,500 shares
                         Carter              15,000 shares
                         Grant               15,000 shares
                         Porter              12,000 shares

(3)      Less than one percent.

(4) Includes 24,000 shares issuable upon exercise of options (in addition to shares issuable upon exercise of options indicated in note 2).

(5) Mr. Carter terminated his employment with the Company on March 21, 1997.


Item 12.      Certain Relationships and Related Transactions

         Bridge Agreements. On July 6, 1989, the Company entered into an agreement (the "Note Agreement") with Bridge Capital Investors II ("Bridge II"), a former owner of greater than 5% of the Company's Common Stock. Pursuant to the Note Agreement as amended through September 2, 1992, Bridge II held 12% convertible subordinated notes in the principal amount of $3,000,000 with a maturity date of June 30, 1996 and a warrant to purchase up to 115,000 shares of the Company's Common Stock at an exercise price of $1.00 per share. As a result of common stock issued in conjunction with the acquisition of Horizon on September 30, 1992 and related financing and other transactions, the notes became convertible into 847,937 shares of common stock at $3.54 per share. The Note Agreement further provided that the Company would have the right to prepay the notes at any time if prepayment were accompanied by the issuance of warrants to purchase Common Stock at the rate of 200,000 warrants for each $1,000,000 of principal which is prepaid.

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

         Employment Agreement. Mr. Johnson served as President of Horizon pursuant to an Employment Agreement dated September 30, 1992. Mr. Johnson resigned from his position as President of Horizon in September 1996 and now serves as a director of the Company. The Employment Agreement provided for a base salary of $125,000 over its four-year term, with annual adjustments tied to increases in the Consumer Price Index. The Employment Agreement also provided for an annual bonus equal to (i) 15% of Horizon's pretax profit (as defined) with respect to pretax profit representing up to 15% of Horizon's gross revenues; and (ii) 20% of Horizon's pretax profit on that portion of the pretax profit in excess of 15% of gross revenues, with a maximum bonus over the term of the four-year agreement equal to $700,000. In the event of termination of the Employment Agreement by the Company without cause, Mr. Johnson was entitled to receive (i) the difference between $700,000 and bonus payments prior to termination; plus (ii) an amount equal to the then-applicable annual base salary.

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

         Other. During September 1993, the Company loaned $45,000 to Walfred R. Raisanen, a director and executive officer of the Company. The loan bears interest at 10% per annum, is collateralized by a pledge of 15,000 shares of the Company's Common Stock and $30,000 of the cash value of a life insurance policy covering Mr. Raisanen. Mr. Raisanen has paid the principal on the loan to the Company, and currently owes $5,367 in interest, which is to be paid by the end of 1997.

Item 13.      Exhibits and Reports on Form 8-K.

Financial Statements. The following is a list of the consolidated financial statements of Arizona Instrument Corporation and its subsidiaries included in
Item 8 of Part II of the Company's Form 10-KSB filed on March 31, 1997.

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

3.1 Composite Certificate of Incorporation of Registrant as amended through July 5, 1994. Incorporated by reference from the Form 8-A filed on June 26, 1996.

3.2 Bylaws of Registrant. Incorporated by reference from the Form 8-A filed on June 26, 1996.

10.1 United States Patent No. 4,165,633 issued August 28, 1979. Incorporated by reference from the Form S-8 filed on July 27, 1983.

10.2* 1983 Incentive Stock Option Plan of Registrant. Incorporated by reference from the Form S-8 filed on July 17, 1983.

10.3* 1985 Stock Purchase Plan, as amended. Incorporated by reference from the Form S-8 filed on August 5, 1996.

10.4* 1991 Stock Option Plan, as amended. Incorporated by reference from the Form S-8 filed on June 28, 1996.

10.5 Amended and Restated Silicon Valley Bank, Export-Import Guaranteed Business Loan Agreement, February 1993. Incorporated by Reference from the Form 10-KSB filed in March 1993.

10.6 Loan Modification Agreement with Silicon Valley Bank dated March 15, 1994 to renew the lines of credit through March 15, 1995. Incorporated by reference from the Form 10-QSB filed in March 1994.

10.7 Amended and Restated Silicon Valley Bank Domestic and Export Loan Agreements, dated March 15, 1995 through March 15, 1996. Incorporated by reference from the Form 10-KSB filed on April 28, 1995.

10.8 Warrant Purchase Agreement dated as of December 15, 1991 between Arizona Instrument Corporation and Silicon Valley Bank: Incorporated by reference from the Form 10-KSB filed in March 1992.

10.9*    Employment   Agreement   dated   September  30,  1992  between  Horizon
         Acquisition Co. and Quinn Johnson. Incorporated by reference from the Form 8-K dated September 30, 1992.

10.10    Noncompete   Agreement   dated   September  30,  1992  between  Horizon
         Acquisition Co. and Quinn Johnson. Incorporated by reference from the Form 8-K dated September 30, 1992.

10.11* Employment Agreement between Walfred R. Raisanen and Arizona Instrument Corporation dated November 5, 1992. Incorporated by reference from the Form 10-KSB filed in March 1993.

10.12* Employment Agreement between the Company and John P. Hudnall dated June 3, 1996. (filed herewith)

10.13 Lease Agreement between the Company and Wood Street Limited Partnership dated September 1, 1993. Incorporated by reference from the Form 10-QSB filed August 1993.

10.14 Amended and Restated License Agreement between the Company and Tracer Research Corporation dated October 27, 1993. Incorporated by reference from the Form 10-QSB filed November 1993.

10.15 Warrant Agreement between the Company and Cruttenden & Co., Inc. dated November 30, 1993. Incorporated by reference from the Form 10-QSB filed November 1993.

10.16 Amendment No. 7 to the Purchase Agreement between Arizona Instrument Corporation and Bridge Capital Investors II, dated July 1, 1994. Incorporated by reference from the Form 10-KSB filed April 28, 1995.

10.17 Amendment No. 8 to the Purchase Agreement between Arizona Instrument Corporation and Bridge Capital Investors II, dated March 30, 1995. Incorporated by reference from the Form 10-KSB filed April 28, 1995.

10.18 Promissory Note between Arizona Instrument Corporation and Classic Syndicate, Inc., dated April 15, 1996. Incorporated by reference from the Form 10-KSB filed March 29, 1996.

10.19 Loan Modification Agreement between Arizona Instrument Corporation and Silicon Valley Bank related to a new Promissory Note, dated November 7, 1995. Incorporated by reference from the Form 10-KSB filed March 29, 1996.

10.20 Promissory Note between Arizona Instrument Corporation and Silicon Valley Bank, dated November 7, 1995. Incorporated by reference from the Form 10-KSB filed March 29, 1996.

10.21 Agreement between Arizona Instrument Corporation and Bridge Capital Investors II, regarding the terms for prepayment of the Bridge Note, dated November 27, 1995. Incorporated by reference from the Form 10-KSB filed March 29, 1996.

22.1 Subsidiaries: Quintel International, Inc., incorporated under the Companies Act of 1982 of Barbados, W.I.; Computrac International, Inc., an Arizona Corporation, Horizon Engineering and Testing Inc., an Arizona Corporation, each of which is wholly owned by Arizona Instrument Corporation.

24.1 Accountants' Consent: Incorporated by reference from the Form 10-KSB filed on March 31, 1997.

27 Financial Data Schedule: Incorporated by reference from the Form 10-KSB filed on March 31, 1997.

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


                                        ARIZONA INSTRUMENT CORPORATION




Date:  April 29, 1997                   By:/s/ George G. Hays
                                           -------------------------------------
                                           George G. Hays, Vice President and
                                           Chief Financial Officer
                                      -14-