Form 10QSB
period 1997-03-31
ARIZONA INSTRUMENT CORP
filed 1997-05-15
CIK 724904

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                        QUARTERLY REPORT UNDER SECTION 13
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended March 31, 1997                      Commission File Number
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


                        YES   X             NO
                             ---                ---

As of April 20, 1997, 6,498,780 shares of Common Stock ($0.01 par value) were outstanding.

                         ARIZONA INSTRUMENT CORPORATION

                                TABLE OF CONTENTS

PART I.           FINANCIAL INFORMATION

Item 1            Financial Statements

                  Consolidated Balance Sheets
                    March 31, 1997 and December 31, 1996        I-3

                  Consolidated Statements of Income
                    Three months ended March 31, 1997 and
                    March 31, 1996                              I-4

                  Consolidated Statements of Cash Flows
                    Three months ended March 31, 1997
                    and March 31, 1996                          I-5

                  Notes to Consolidated Financial
                    Statements                                  I-6

Item 2            Management's Discussion and Analysis of
                    Financial Condition and Results of
                    Operations                                  I-7


II.               OTHER INFORMATION

Item 1            Legal Proceedings                             I-9

Item 6            Exhibits and Reports on Form 8-K              I-10

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                       I-3
                 ARIZONA INSTRUMENT CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                ASSETS                              March 31, 1997   December 31, 1996
                                                               ---------------------------------------
CURRENT ASSETS
  Cash and cash equivalents                                          $174,285                $597,931
  Receivables, net                                                  3,646,807               2,917,476
  Inventories                                                       2,045,755               2,049,982
  Current portion of notes receivable related party                     9,398                  45,501
  Prepaid expenses and other current assets                           296,702                 550,840
                                                               ---------------------------------------

    Total current assets                                            6,172,947               6,161,730

PROPERTY, PLANT AND EQUIPMENT, NET                                    879,848                 846,458
GOODWILL, NET                                                       2,148,062               2,209,650
COVENANT NOT TO COMPETE, NET                                           87,500                 102,084
DEFERRED INCOME TAXES                                                 641,437                 641,437
OTHER ASSETS                                                        1,008,068               1,062,805
                                                               ---------------------------------------

TOTAL ASSETS                                                      $10,937,862             $11,024,164
                                                               =======================================


                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Lines of credit                                                    $150,000                      $0
  Accounts payable                                                    809,071                 771,679
  Current portion of long-term debt and
    capital lease obligations                                         416,454                 794,268
  Other accrued expenses                                              725,145                 648,501
                                                               ---------------------------------------

    Total current liabilities                                       2,100,670               2,214,448

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS                          276,339                 378,010

SHAREHOLDERS' EQUITY Common stock, .01 par value per share:
    Authorized, 10,000,000 shares;
    Issued, 6,614,687 and 6,352,563 shares                             67,109                  66,777
  Preferred stock, $.01 par value per share:
    Authorized, 1,000,000 shares
  Additional paid-in capital                                        9,754,302               9,706,163
  Deficit                                                          (1,038,107)             (1,118,783)
                                                               ---------------------------------------

                                                                    8,783,304               8,654,157
  Less treasury stock, 86,165 shares at cost                         (222,451)               (222,451)
                                                               ---------------------------------------

    Total shareholders' equity                                      8,560,853               8,431,706
                                                               ---------------------------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                        $10,937,862             $11,024,164
                                                               =======================================

                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                       I-4
                 ARIZONA INSTRUMENT CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                                             Three Months Ended
                                              -------------------------------------------------
                                                   March 31, 1997               March 31, 1996
                                              -------------------------------------------------
NET SALES                                              $3,578,194                   $3,284,431

COST OF GOODS SOLD                                      1,629,543                    1,475,898
                                              -------------------------------------------------

       Gross Margin                                     1,948,651                    1,808,533
                                              -------------------------------------------------

EXPENSES
   Marketing                                              869,256                      773,825
   General & administrative                               575,630                      561,918
   Research and development                               172,396                      178,329
   Amortization and depreciation                          171,951                      166,064
                                              -------------------------------------------------

       Total Expenses                                   1,789,233                    1,680,136
                                              -------------------------------------------------

OPERATING INCOME                                          159,418                      128,397
                                              -------------------------------------------------

OTHER REVENUE (EXPENSE)
   Interest Income                                         (4,139)                       3,175
   Interest expense                                       (27,946)                     (70,678)
   Other income                                             2,343                       19,706
                                              -------------------------------------------------

        Total other revenue (expense)                     (29,742)                     (47,797)
                                              -------------------------------------------------

INCOME BEFORE INCOME TAXES                                129,676                       80,600

INCOME TAXES                                               49,000                        2,000
                                              -------------------------------------------------

NET INCOME                                                $80,676                      $78,600
                                              =================================================


NET INCOME PER SHARE                                        $0.01                        $0.01
                                              =================================================

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES AND COMMON STOCK EQUIVALENTS                   7,055,151                    6,862,548
                                              =================================================

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                       I-5
                 ARIZONA INSTRUMENT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        Three Months Ended
                                                         -----------------------------------------------
                                                            March 31, 1997               March 31, 1996
                                                         -----------------------------------------------
OPERATING ACTIVITIES
  NET INCOME                                                       $80,676                      $78,600
  ADJUSTMENTS TO RECONCILE NET INCOME TO NET
    CASH PROVIDED BY OPERATING ACTIVITIES
    Depreciation and amortization                                  198,929                      200,845
   (Increase) decrease in accounts receivable                     (729,331)                     210,428
   Decrease (increase) in inventory                                  4,227                     (113,236)
   Decrease (increase) in prepaid expenses and other
      current assets                                               290,241                      (24,957)
   Decrease (increase) in other assets                              29,898                      (16,031)
   Increase (Decrease) in accounts payable and other
      accrued expenses                                            114,035                      (378,162)
                                                         -----------------------------------------------

  NET CASH USED IN OPERATING ACTIVITIES                          (11,325)                      (42,513)
                                                         -----------------------------------------------

INVESTING ACTIVITIES
  Proceeds from the sale of assets                                      0                        19,750
  Gain on the sale of assets                                            0                       (19,960)
  Purchases of capital equipment                                 (131,306)                      (39,487)
                                                         -----------------------------------------------

  NET CASH USED IN INVESTING
     ACTIVITIES                                                  (131,306)                      (39,427)
                                                         -----------------------------------------------

FINANCING ACTIVITIES
  Net borrowing (payments) under lines of credit                  150,000                      (100,000)
  Issuance of common stock pursuant to earnout agreement                0                        202585
  Issuance of common stock pursuant to stock
    purchase plan                                                  36,512                        28,273
  Stock issued pursuant to option exercises                        11,960                             0
  Payments of long-term debt and capital leases                  (479,485)                     (150,344)
                                                         -----------------------------------------------

  NET CASH USED IN FINANCING ACTIVITIES                          (281,014)                      (19,486)
                                                         -----------------------------------------------


NET DECREASE IN CASH & CASH
    EQUIVALENTS                                                  (423,646)                     (101,426)

CASH & CASH EQUIVALENTS AT BEGINNING OF PERIOD                    597,931                       486,382
                                                         -----------------------------------------------

CASH & CASH EQUIVALENTS AT END OF PERIOD                         $174,285                      $384,956
                                                         ===============================================

Supplemental cash flow information:

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 ARIZONA INSTRUMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  CONSOLIDATED FINANCIAL STATEMENTS

The consolidated balance sheet as of March 31, 1997, and the consolidated statements of income and cash flows for the three-month periods ended March 31, 1997 and 1996 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at March 31, 1997 and the results of operations and cash flows for the three-month periods ended March 31, 1997 and March 31, 1996 have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1996 Report on Form 10-KSB, as amended. The results of operations for the interim periods are not necessarily indicative of the results to be obtained for the entire year.


2.  INVENTORIES

Inventories consist of the following:


                           March 31,               December 31,
                           1997                    1996
Finished goods             $            799,567    $             680,976
Components                            1,246,188                1,369,006
                           --------------------    ---------------------

                           $          2,045,755    $           2,049,982
                           --------------------    ---------------------

The following discussion should be read in conjunction with, and is qualified in its entirety by, the Company's Consolidated Financial Statements and Notes thereto appearing elsewhere herein. Historical results are not necessarily indicative of trends in operating results for any future period.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The statements contained herein regarding management's anticipation of the Company's future market position, development of additional products, product introduction and delivery dates, reliability of products, adequate sources of supplies, acquisition of related product lines or companies, and positive responses to new developments, constitute "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995.
Management's anticipation is based upon assumption regarding levels of competition, research and development results, product introduction and delivery schedules, raw material markets, the markets in which the Company operates, and stability of the regulatory environment. Any of these assumptions could prove inaccurate, and therefore there can be no assurance that the forward-looking information will prove to be accurate.

Results of Operations:

         Three months ended March 31, 1997 and March 31, 1996

Net sales for the three months ended March 31, 1997 increased 9% or $293,763 to $3,578,194 from $3,284,431 generated for the first three months of 1996. This increase was due to increased sales of the Company's instruments which more than offset declines in tank testing revenues and installation revenues related to the Company's ENCOMPASS systems.

Cost of goods sold for the three months ended March 31, 1997 was $1,629,543, an increase of 10% from the $1,475,898 incurred for the first three months of 1996. The increase in cost of goods sold was primarily due to the costs of goods associated with increased sales.

Operating expenses for the first quarter of 1997 were $1,789,233, an increase of $109,097 or 6% as compared to operating expenses of $1,680,136 for the first quarter of 1996. Marketing expenses for the first quarter of 1997 were $869,256, an increase of 12% or $95,431 over the same period in 1996. Increased marketing expenses were due to a higher level of selling activity required to support the Company's domestic and international operations. General and administrative expenses for the first quarter of 1997 were $575,630, an increase of 2% or $13,712 as compared to the first quarter of 1996, due primarily to increased personnel related expenses. Research and development expenses for the first quarter of 1997 were $172,396, a decrease of 3% or $5,933 compared to the $178,329 of research and development expenses incurred in the first quarter of 1996.

Other expenses for the first quarter of 1997 were $29,742, a decrease of 38% or $18,055 from the $47,797 in other expenses incurred for the first quarter of 1996. This decrease was due primarily to a reduction in interest expense due to lower levels of borrowing by the Company for the first quarter of 1997, as compared to the first quarter of 1996.

As a result of these changes, income before taxes for the first quarter of 1997 was $129,676, an increase of 61% or $49,076 from the $80,600 recorded for the first quarter of 1996. Provision for income taxes increased to $49,000 for the first quarter of 1997 as compared to just $2,000 for the first quarter of 1996. The Company expects its provision for income taxes to approximate the amount computed at the statutory rate for 1997. As a result, net income for the first quarter was $80,676, a small improvement of 3% or $2,076 over the net income of $78,600 achieved for the first quarter of 1996.

The Company has historically experienced and expects to continue to experience quarterly fluctuations, potentially in a material amount, in its operating results. A variety of factors influence the Company's operating results in a particular period, including economic conditions in the industries served by the Company, regulatory developments, the timing of significant orders, shipment delays, specific features requested by the customers, the introduction of new products by the Company and its competitors, market acceptance of new products and enhancements of existing products, changes in the cost of materials, disruptions in the sources of supply, seasonal variations of spending by customers, the timing of the Company's expenditures in anticipation of future orders and other factors, many of which are beyond the Company's control. In addition, the Company sells a significant portion of its ENCOMPASS products to a limited number of customers. While management believes that its relationships with these customers are strong, future orders under purchase agreements with these customers are subject to change based on changing business conditions of the customers.

 Liquidity and Capital Resources:

Working capital at March 31, 1997 was $4,072,277, an increase of $124,995, or 3%, from the working capital of $3,947,282 as of December 31, 1996. Working capital increased due to an increase in receivables which more than offset a reduction in cash, as well as due to a reduction in the current portion of long term debt which more than offset increases in other current liabilities. As a result, the Company's current ratio as of March 31, 1997 increased to 2.9 from a current ratio of 2.8 as of December 31, 1996.

The Company currently has two lines of credit available through a bank, collateralized by accounts receivable, inventory, and property, plant and equipment which provide for an aggregate maximum commitment of $2,500,00 through March 15, 1998. Advances can be made against the lines based on qualified levels of receivables and inventory. At March 31, 1997, $150,000 had been borrowed under these lines of credit.

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

PART II.          OTHER INFORMATION

Item 1   Legal Proceedings

Information is incorporated by reference from the Company's Report on Form 10-KSB, as amended, for the year ended December 31, 1996.

Item 6   Exhibits and Reports on Form 8-K

(a)               Exhibits

3.1 Composite Certificate of Incorporation of Registrant as amended through July 5, 1994. Incorporated by reference from the Form 8-A filed on June 26, 1996.

3.2 Bylaws of Registrant. Incorporated by reference from the Form 8-A filed on June 26, 1996.

10. Employment Agreement between George G. Hays and Registrant dated April 1, 1997 (Management contract or compensatory plan or arrangement.)

27       Financial Data Schedule


(b) There were no reports on Form 8-K for the quarter ended March 31, 1997

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARIZONA INSTRUMENT CORPORATION



May 13, 1997                         /s/ John P. Hudnall
-------------------------            -------------------------------------------

Date                                 John P. Hudnall, President and CEO
                                     (Authorized officer)


May 13, 1997                         /s/ George G. Hays
-------------------------            -------------------------------------------

Date                                 George G. Hays, Vice President and CFO
                                     (Principal financial officer)