Form 10QSB
period 1997-06-30
ARIZONA INSTRUMENT CORP
filed 1997-08-14
CIK 724904

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                        QUARTERLY REPORT UNDER SECTION 13
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended June 30, 1997                       Commission File Number
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


                                 YES  X     NO
                                    -----     -----

Transitional Small Business Disclosure Format (check one):

                                 YES        NO  X
                                    -----     -----


As of July 20, 1997, 6,639,729 shares of Common Stock ($0.01 par value) were outstanding.

                         ARIZONA INSTRUMENT CORPORATION

                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION

Item 1   Financial Statements

         Consolidated Balance Sheets
         June 30, 1997 and December 31, 1996                                II-3

         Consolidated Statements of Operations
         Three and six months ended June 30, 1997 and June 30, 1996         II-4

         Consolidated Statements of Cash Flows
         Six months ended June 30, 1997 and June 30, 1996                   II-5

         Notes to Consolidated Financial Statements                         II-6

Item 2   Management's Discussion and Analysis of
         Financial Condition and Results of Operations                      II-7


II.      OTHER INFORMATION

Item 1   Legal Proceedings                                                 II-10

Item 4   Submission of Matters to a Vote of Security Holders               II-10

Item 6   Exhibits and Reports on Form 8-K                                  II-11

                                      II-3
PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                 ARIZONA INSTRUMENT CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                        June 30,      December 31,
                                                          1997            1996
                                                      ------------    ------------
                    ASSETS
CURRENT ASSETS
  Cash and cash equivalents                           $    189,330    $    597,931
  Receivables, net                                       5,132,325       2,917,476
  Inventories                                            2,597,970       2,049,982
  Current portion of notes receivable related party         14,765          45,501
  Prepaid expenses and other current assets                306,491         550,840
                                                      ------------    ------------
    Total current assets                                 8,240,881       6,161,730

PROPERTY, PLANT AND EQUIPMENT, NET                         974,075         846,458
GOODWILL, NET                                            2,086,474       2,209,650
COVENANT NOT TO COMPETE, NET                                72,917         102,084
DEFERRED INCOME TAXES                                      641,437         641,437
OTHER ASSETS                                             1,010,184       1,062,805
                                                      ------------    ------------
          TOTAL ASSETS                                $ 13,025,968    $ 11,024,164
                                                      ============    ============

          LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Lines of credit                                     $    900,000    $          0
  Accounts payable                                       2,072,864         771,679
  Current portion of long-term debt and
    capital lease obligations                              416,454         794,268
  Other accrued expenses                                   811,544         648,501
                                                      ------------    ------------
    Total current liabilities                            4,200,862       2,214,448

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS               169,817         378,010

SHAREHOLDERS' EQUITY
  Common stock, .01 par value per share:
    Authorized, 10,000,000 shares;
    Issued,  6,725,894 and 6,677,680 shares                 67,259          66,777
  Preferred stock, $.01 par value per share:
    Authorized, 1,000,000 shares
  Additional paid-in capital                             9,767,952       9,706,163
  Deficit                                                 (957,471)     (1,118,783)
                                                      ------------    ------------
                                                         8,877,740       8,654,157
  Less treasury stock, 86,165 shares at cost              (222,451)       (222,451)
                                                      ------------    ------------
    Total shareholders' equity                           8,655,289       8,431,706
                                                      ------------    ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            $ 13,025,968    $ 11,024,164
                                                      ============    ============

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                      II-4
                 ARIZONA INSTRUMENT CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                            Three Months Ended,             Six Months Ended,
                                          06/30/97       06/30/96       06/30/97       06/30/96
                                        --------------------------------------------------------
NET SALES                               $ 4,407,936    $ 3,181,412    $ 7,986,130    $ 6,465,843

COST OF GOODS SOLD                        2,259,891      1,404,355      3,889,434      2,880,253
                                        --------------------------------------------------------

       Gross Margin                       2,148,045      1,777,057      4,096,696      3,585,590

EXPENSES
   Marketing                              1,046,937        787,212      1,916,194      1,561,037
   General & administrative                 578,490        557,915      1,154,120      1,119,833
   Research and development                 200,288        173,287        372,684        351,616
   Amortization and depreciation            181,386        163,645        353,337        329,709
                                        --------------------------------------------------------

       Total Expenses                     2,007,102      1,682,059      3,796,335      3,362,195
                                        --------------------------------------------------------

OPERATING INCOME                            140,943         94,998        300,361        223,395
                                        --------------------------------------------------------

OTHER REVENUE (EXPENSE)
   Interest income                                0          4,061              0          7,236
   Interest expense                         (28,798)       (63,866)       (56,745)      (134,544)
   Other income                               9,490      1,004,347          7,696      1,024,053
                                        --------------------------------------------------------

        Total other revenue (expense)       (19,308)       944,542        (49,049)       896,745
                                        --------------------------------------------------------

INCOME BEFORE INCOME TAXES                  121,635      1,039,540        251,312      1,120,140

INCOME TAXES                                 41,000       (418,000)        90,000       (416,000)
                                        --------------------------------------------------------

NET INCOME                              $    80,635    $ 1,457,540    $   161,312    $ 1,536,140
                                        ========================================================


NET INCOME PER SHARE                    $      0.01    $      0.21    $      0.02    $      0.22
                                        ========================================================

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES AND COMMON STOCK EQUIVALENTS       6,853,317      7,040,227      6,926,946      6,960,605
                                        ========================================================

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                      II-5
                 ARIZONA INSTRUMENT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                Six Months Ended,
                                                             06/30/97       6/30/96
                                                           --------------------------
OPERATING ACTIVITIES
  NET INCOME                                               $   161,312    $ 1,536,140
  ADJUSTMENTS TO RECONCILE NET INCOME TO NET
   CASH PROVIDED BY OPERATING ACTIVITIES
   Depreciation and amortization                               407,512        409,882
   (Increase) decrease in accounts receivable               (2,214,849)       336,048
   Increase in inventory                                      (547,988)       (83,777)
   Decrease (increase) in prepaid expenses and other
      current assets                                           275,085        (81,731)
   Decrease (Increase) in settlement receivable, net                 0       (997,096)
   Decrease (increase) in other assets                           2,941        (26,774)
   Decrease (Increase) in deferred income tax                        0       (485,000
   Increase  (Decrease) in accounts payable and other
      accrued expenses                                       1,464,228       (498,428)
                                                           --------------------------

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES           (451,759)       109,264
                                                           --------------------------

INVESTING ACTIVITIES
  Proceeds from the sale of assets                                   0         23,700
  Gain on the sale of assets                                         0        (23,200)
  Purchases of capital equipment                              (333,106)       (75,042)
                                                           --------------------------
  NET CASH  USED IN INVESTING
    ACTIVITIES                                                (333,106)       (74,542)
                                                           --------------------------

FINANCING ACTIVITIES
  Net borrowing (payments) under lines of credit               900,000       (100,000)
  Issuance of common stock pursuant to earnout agreement             0        202,585
  Issuance of common stock pursuant to stock
    purchase plan                                               36,511         28,273
  Stock issued pursuant to option exercises                     25,760         28,000
  Payments of long-term debt and capital leases               (586,007)      (320,811)
                                                           --------------------------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES            376,264       (161,953)
                                                           --------------------------

NET DECREASE IN CASH & CASH
    EQUIVALENTS                                               (408,601)      (127,231)

CASH & CASH EQUIVALENTS AT BEGINNING OF PERIOD                 597,931        486,382
                                                           --------------------------

CASH & CASH EQUIVALENTS AT END OF PERIOD                   $   189,330    $   359,151
                                                           ==========================

Supplemental cash flow information:

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                      II-6
                ARIZONA INSTRUMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  CONSOLIDATED FINANCIAL STATEMENTS

The consolidated balance sheet as of June 30, 1997, the consolidated statements of operations and cash flows for the three-month and six-month periods ended June 30, 1997 and 1996 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at June 30, 1997 and the results of operations and cash flows for the three-month and six-month periods ended June 30, 1997 and June 30, 1996 have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1996 Report on Form 10-KSB. The results of operations for the interim periods are not necessarily indicative of the results to be obtained for the entire year.

The Financial Accounting Standards Board recently issued SFAS No. 130 on "Reporting Comprehensive Income" and SFAS No. 131 on "Disclosures about Segments of an Enterprise and Related Information." The "Reporting Comprehensive Income" standard is effective for fiscal years beginning after December 15, 1997. This standard changes the reporting of certain items currently reported in the common stock equity section of the balance sheet. The "Disclosure about Segments of an Enterprise and Related Information" standard is also effective for fiscal years beginning after December 15, 1997. This standard requires that public companies report certain information about operating segments in their financial statements. It also establishes related disclosures about products and services, geographic areas, and major customers. The Company is currently evaluating what impact these standards will have on its financial statements.


2.  INVENTORIES

Inventories consist of the following:

                                   June 30, 1997   December 31, 1996
                                   ---------------------------------
          Finished Goods           $  1,325,798          $   680,975

          Components                  1,272,172            1,369,007
                                   ---------------------------------

                                   $  2,597,970          $ 2,049,982
                                   =================================

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

                                      II-7
The following discussion should be read in conjunction with, and is qualified in its entirety by, the Company's Consolidated Financial Statements and Notes thereto appearing elsewhere herein. Historical results are not necessarily indicative of trends in operating results for any future period.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

     Six months ended June 30, 1997 and June 30, 1996

Net sales for the six months ended June 30, 1997 were $7,986,130, an increase of $1,520,287 or 24% from the $6,465,843 generated for the same period of 1996. This increase was due to increased sales of the Company's instruments which more than offset declines in tank testing revenues.

Cost of goods sold for the six months ended June 30, 1997 was $3,889,434, an increase of $1,009,181 or 35% from the $2,880,253 incurred for the same period of 1996. The increase in cost of goods sold was due to the additional costs of goods associated with increased sales and to a reduction in gross profit margin due to a change in product mix. The gross profit margin for the six months ended June 30, 1997 was 51.3% as compared to a gross profit margin of 55.5% for the same period of 1996. As a result gross profits for the for the six months ended June 30, 1997 were $4,096,696 an increase of $511,106 or 14% as compared to the $3,585,590 of gross profits achieved for the same period of 1996.

Operating expenses for the six months ended June 30, 1997 were $3,796,335, an increase of $434,140 or 13% as compared to operating expenses of $3,362,195 for the same period of 1996. Marketing expenses for the six months ended June 30, 1997 were $1,916,194, an increase of $355,157 or 23% as compared to the $1,561,037 for the same period in 1996. Increased marketing expenses were due to increased personnel expenses as well as a higher level of activity required to support the Company's domestic and international sales and marketing functions. General and administrative expenses for the six months ended June 30, 1997 were $1,154,120, an increase of $34,287 or 3% as compared to $1,119,833 for the same period of 1996, due primarily to increased personnel related expenses. Research and development expenses for the six months ended June 30, 1997 were $372,684, an increase of $21,068 or 6% compared to the $351,616 of research and development expenses incurred in the comparable period of 1996. This increase was due primarily to an increase in personnel related costs. As a result operating income for the six months ended June 30, 1997 grew to $300,361, an increase of $76,966 or 34% from the operating income of $223,395 earned by the Company for the same period of 1996.

Other expenses for the first six months of 1997 were $49,049, an increase of $945,794 from the $896,745 in income realized for the same period of 1996. This increase in other expenses was due primarily to the absence of income from the settlement of litigation which occurred in 1996,

                                      II-8
but did not recur in 1997.

As a result of these changes, income before taxes for the six months ended June 30, 1997 was $251,312, a decrease of $868,828 or 78% from the $1,120,140 recorded for the same period of 1996. Provision for income taxes increased to $90,000 for the six months ended June 30, 1997 as compared to a tax benefit of $416,000 for the same period of 1996, when the Company recognized the benefits of its net operating losses from previous years. The Company expects its provision for income taxes to approximate the amount computed at the statutory rate for 1997. As a result, net income for the first six months of 1997 was $161,312, a decrease of $1,374,828 or 89% over the net income of $1,536,140 achieved for the same period of 1996.


     Three months ended June 30, 1997 and June 30, 1996

Net sales for the three months ended June 30, 1997 were $4,407,936, an increase of $1,226,524 or 39% from the $3,181,412 generated for the second quarter of 1996. This increase was due to increased sales of the Company's instruments which more than offset declines in tank testing revenues.

Cost of goods sold for the three months ended June 30, 1997 was $2,259,891 an increase of $855,536 or 61% from the $1,404,355 incurred for the second quarter of 1996. The increase in cost of goods sold was due to the additional costs of goods associated with increased sales and to a reduction in gross profit margin due to a change in product mix. The gross profit margin for the second quarter of 1997 was 48.7% as compared to the gross profit margin of 55.7% for the second quarter of 1996. As a result gross profit for the second quarter of 1997 was $2,148,045 an increase of $370,988 or 21% as compared to the $1,777,057 of gross profit achieved for the second quarter of 1996.

Operating expenses for the second quarter of 1997 were $2,007,102, an increase of $325,043 or 19% as compared to operating expenses of $1,682,059 for the second quarter of 1996. Marketing expenses for the second quarter of 1997 were $1,046,937, an increase of $259,725 or 33% over the same period in 1996. Increased marketing expenses were due to increased personnel expenses as well as a higher level of activity required to support the Company's domestic and international sales and marketing functions. General and administrative expenses for the second quarter of 1997 were $578,490, an increase of $20,575 or 4% as compared to 557,915 for the second quarter of 1996, due primarily to increased personnel related expenses. Research and development expenses for the second quarter of 1997 were $200,288, an increase of $27,001 or 16% compared to the $173,287 of research and development expenses incurred in the second quarter of 1996. This increase was due primarily to an increase in personnel related costs. As a result operating income for the second quarter of 1997 grew to $140,943 an increase of $45,945 or 48% from the operating income of $94,998 earned by the Company for the second quarter of 1996.

Other expenses for the second quarter of 1997 were $19,308, an increase of $963,850 from the $944,542 in income realized for the second quarter of 1996. This increase in other expenses was

                                      II-9
due primarily to the absence of income from the settlement of litigation which occurred in 1996, but did not recur in 1997.

As a result of these changes, income before taxes for the second quarter of 1997 was $121,636, an decrease of $917,905 or 88% from the $1,039,540 recorded for the second quarter of 1996. Provision for income taxes increased to $41,000 for the second quarter of 1997 as compared to a tax benefit of $418,000 for the second quarter of 1996, when the Company recognized the benefits of its net operating losses from previous years. The Company expects its provision for income taxes to approximate the amount computed at the statutory rate for 1997. As a result, net income for the second quarter was $80,635, a decrease of $1,376,905 or 94% over the net income of $1,457,540 achieved for the second quarter of 1996.

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

Except for the historical information contained herein, the discussion in this Report contains or may contain forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Management's Discussion and Analysis, and the Company's Report on Form 10-KSB for the year ended December 31, 1996, as well as those factors discussed elsewhere herein.


Liquidity and Capital Resources

Working capital at June 30, 1997 was $4,040,019, an increase of $92,737 from the working capital of $3,947,282 as of December 31, 1996. Working capital increased due to an increase in receivables and inventory which more than offset a reduction in cash, an increase in short term borrowings, and an increase in accounts payable. The Company's current ratio as of June 30, 1997 decreased to
2.0 from a current ratio of 2.8 as of December 31, 1996.

The Company currently has two lines of credit available through a bank, collateralized by accounts receivable, inventory, and property, plant and equipment. The amount available which under these facilities was increased in July 1997 by $1,000,000 to an aggregate maximum commitment of $3,500,00 which is available through March 15, 1998. At June 30, 1997, $900,000 had been borrowed under these lines of credit.

                                     II-10
The Company believes that cash generated from ongoing operations and the borrowing arrangements described above will satisfy the anticipated cash requirements of the Company's current operations over the next 12 months, though there can be no assurance that this will be the case. The Company's ability to continue funding its planned operations beyond the next 12 months is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, or to obtain additional funds though equity or debt financing, or from other sources of financing, as may be required.


PART II. OTHER INFORMATION

Item 1   Legal Proceedings

Information is incorporated by reference from the Company's Report on Form 10-KSB for the year ended December 31, 1996.

Item 4   Submission of Matters to a Vote of Security Holders

         a) The 1997 Annual Meeting of Stockholders of the Company (the "Meeting") was held on June 27, 1997.

         b)     At the Meeting John P. Hudnall, Walfred R. Raisanen,  and Steven
         G. Zylstra were elected to three-year terms as directors of the Company. Continuing directors include Dr. S. Thomas Emerson, Quinn Johnson, Richard Long, Patricia Onderdonk and Stanley H. Weiss.

         c) Following is a brief description of the matters voted upon at the Meeting and the results of the voting.

                (1)  Election  of John P.  Hudnall  to the  Board of  Directors:
                5,727,896 votes for, 139,858 votes withheld.

                (2) Election of Walfred R.  Raisanen to the Board of  Directors:
                5,346,222 votes for, 521,532 votes withheld.

                (3)  Election  of Steven G.  Zylstra to the Board of  Directors:
                5,741,046 votes for, 126,708 votes withheld.

                (4) Ratification of the appointment of Deloitte and Touche as the independent auditors of the Company for the year ending December 31, 1997: 5,823,714 votes for, 24,040 votes against, 20,000 votes abstained.

                                     II-11
Item 6   Exhibits and Reports on Form 8-K

(a)               Exhibits

3.1 Composite Certificate of Incorporation of Registrant as amended through July 5, 1994. Incorporated by reference from the Form 8-A filed on June 26, 1996.

3.2 Bylaws of Registrant. Incorporated by reference from the Form 8-A filed on June 26, 1996.

27       Financial Data Schedule

(b) There were no reports on Form 8-K for the quarter ended June 30, 1997

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


ARIZONA INSTRUMENT CORPORATION



August 12, 1997   /s/ John P. Hudnall
---------------   -------------------
Date              John P. Hudnall, President, CEO
                  (Authorized officer)


August 12, 1997   /s/ George G. Hays
---------------   ------------------
Date              Vice President, CFO
                  (Principal financial officer)