Form 10QSB
period 1997-09-30
ARIZONA INSTRUMENT CORP
filed 1997-11-13
CIK 724904

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended September 30, 1997         Commission File Number
                                                                 0-12575


                         Arizona Instrument Corporation
        (Exact name of small business issuer as specified in its charter)


        Delaware                                        86-0410138
(State of incorporation)                    (I.R.S. Employer Identification No.)


4114 East Wood Street,  Phoenix, Arizona                              85040-1941
(Address of principal executive offices)                              (Zip code)


Issuer's telephone number, including area code:  (602) 470-1414


Check whether issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the past 12 months, (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                  YES  X   NO
                                      ---     ---

As of October 31, 1997, 6,687,391 shares of Common Stock ($0.01 par value) were outstanding.

Transitional Small Business Disclosure Format (Check One)

                                  YES      NO  X
                                      ---     ---

                                      II-2
                         ARIZONA INSTRUMENT CORPORATION

                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION

Item 1   Financial Statements

         Consolidated  Balance Sheets  September 30, 1997 and December
         31, 1996                                                           II-3

         Consolidated  Statements of Operations  Three and Nine months
         ended September 30, 1997 and September 30, 1996                    II-4

         Consolidated  Statements  of Cash  Flows  Nine  months  ended
         September 30, 1997 and September 30, 1996                          II-5

         Notes to Consolidated Financial Statements                         II-6

Item 2   Management's  Discussion and Analysis of Financial  Condition
         and Results of Operations                                          II-7


II.      OTHER INFORMATION

Item 1   Legal Proceedings                                                 II-11

Item 3   Defaults upon Senior Securities                                   II-11

Item 6   Exhibits and Reports on Form 8-K                                  II-12

                                      II-3
                 ARIZONA INSTRUMENT CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                         September 30,       December 31,
                                                              1997               1996
                                                         -------------       ------------
                      ASSETS
CURRENT ASSETS
Cash and cash equivalents                                 $    275,345       $    597,931
Receivables, net                                             2,541,760          2,917,476
Inventories                                                  2,858,223          2,049,982
Current portion of notes receivable related party               14,765             45,501
Prepaid expenses and other current assets                      158,655            550,840
                                                          ------------       ------------

TOTAL CURRENT ASSETS                                         5,848,748          6,161,730

PROPERTY, PLANT AND EQUIPMENT, NET                           1,006,877            846,458
GOODWILL, NET                                                1,726,953          2,209,650
COVENANT NOT TO COMPETE, NET                                         0            102,084
DEFERRED INCOME TAXES                                        1,404,599            641,437
OTHER ASSETS                                                   781,247          1,062,805
                                                          ------------       ------------

                   TOTAL ASSETS                           $ 10,768,424       $ 11,024,164
                                                          ============       ============


       LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Lines of credit                                           $  1,070,000       $          0
Accounts payable                                               793,323            771,679
Current portion of long-term debt and capital leases           312,424            794,268
Other accrued expenses                                       1,076,019            648,501
                                                          ------------       ------------

TOTAL CURRENT LIABILITIES                                    3,251,766          2,214,448

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS                   163,407            378,010

SHAREHOLDERS' EQUITY
Common stock, .01 par value per share:
     Authorized, 10,000,000 shares;
     Issued, 6,614,687 and 6,352,563 shares                     67,684             66,777
Preferred stock, $.01 par value per share:
     Authorized, 1,000,000 shares
Additional paid-in capital                                   9,821,301          9,706,163
Deficit                                                     (2,313,283)        (1,118,783)
                                                          ------------       ------------

                                                             7,575,702          8,654,157
Less treasury stock, 86,165 shares at cost                    (222,451)          (222,451)
                                                          ------------       ------------

TOTAL SHAREHOLDERS' EQUITY                                   7,353,251          8,431,706
                                                          ------------       ------------

    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            $ 10,768,424       $ 11,024,164
                                                          ============       ============

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                      II-4
                 ARIZONA INSTRUMENT CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                                Three Months Ended,             Nine Months Ended,
                                           ----------------------------    ----------------------------
                                             09/30/97        09/30/96        09/30/97        09/30/96
                                           ----------------------------    ----------------------------
NET SALES                                  $  3,078,738    $  2,532,028    $ 10,364,559    $  7,928,112

COST OF GOODS SOLD                            1,858,148       1,000,221       5,257,138       3,344,702
                                           ----------------------------    ----------------------------

GROSS PROFIT                                  1,220,590       1,531,806       5,107,421       4,583,410
                                           ----------------------------    ----------------------------

OPERATING EXPENSES
Marketing                                       995,716         603,004       2,806,071       1,993,025
General and administrative                    1,037,252         398,084       1,972,651       1,213,748
Research and development                        368,813         176,676         741,497         528,292
Amortization and depreciation                   149,586         151,532         454,718         454,595
                                           ----------------------------    ----------------------------
TOTAL OPERATING EXPENSES                      2,551,367       1,329,296       5,974,937       4,189,660
                                           ----------------------------    ----------------------------

OPERATING INCOME (LOSS)
  FROM CONTINUING OPERATIONS                 (1,330,777)        202,511        (867,516)        393,750
                                           ----------------------------    ----------------------------

OTHER REVENUE (EXPENSE)
Interest income                                       0               0               0               0
Interest expense                                (46,946)        (51,140)        (98,184)       (169,766)
Other income                                      3,770          30,553           8,448       1,061,842
                                           ----------------------------    ----------------------------
TOTAL OTHER REVENUE (EXPENSE)                   (43,176)        (20,587)        (89,736)        892,076
                                           ----------------------------    ----------------------------

INCOME BEFORE INCOME TAXES
  FROM CONTINUING OPERATIONS                 (1,373,953)        181,923        (957,252)      1,285,826

INCOME TAXES                                   (517,980)         11,000        (427,980)       (405,000)
                                           ----------------------------    ----------------------------

INCOME (LOSS) FROM CONTINUING OPERATIONS       (855,973)        170,923        (529,272)      1,690,826
                                           ----------------------------    ----------------------------

LOSS FROM DISCONTINUED OPERATIONS              (499,840)       (122,098)       (665,227)       (105,861)
                                           ----------------------------    ----------------------------

NET INCOME (LOSS)                           ($1,355,812)   $     48,825     ($1,194,499)   $  1,584,966
                                           ============================    ============================

INCOME (LOSS) PER SHARE
     FROM CONTINUING OPERATIONS                  ($0.13)          $0.02          ($0.08)          $0.24
                                           ============================    ============================

INCOME (LOSS) PER SHARE
     FROM DISCONTINUED OPERATIONS                ($0.08)         ($0.02)         ($0.10)         ($0.02)
                                           ============================    ============================

NET INCOME (LOSS) PER SHARE                      ($0.20)          $0.01          ($0.18)          $0.23
                                           ============================    ============================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES      6,626,542                       6,634,679
                                           ============                    ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
     AND COMMON STOCK EQUIVALENTS                             7,008,020                       6,967,740
                                                           ============                    ============

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                      II-5
                ARIZONA INSTRUMENT CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                            Nine Months Ended,
                                                        --------------------------
                                                          9/30/97        9/30/96
                                                        --------------------------
OPERATING ACTIVITIES
NET INCOME                                              ($1,494,499)   $ 1,584,966

ADJUSTMENTS TO RECONCILE NET INCOME TO NET
     CASH PROVIDED BY OPERATING ACTIVITIES
Depreciation and amortization                               979,666        598,945
Decrease in accounts receivable                             375,716        644,928
Increase in inventory                                      (808,241)      (169,047)
Decrease in prepaid expenses and other current assets       422,920         11,630
Decrease (Increase) in settlement receivable, net                 0       (456,386)
Decrease  (increase)  in other assets                       207,039        (49,100)
Decrease(Increase) in deferred income tax                  (463,162)      (485,000)
Increase  (Decrease) in accounts payable and other
     accrued expenses                                       449,161       (425,002)
                                                        --------------------------

NET CASH USED IN OPERATING ACTIVITIES                      (331,401)     1,255,934
                                                        --------------------------

INVESTING ACTIVITIES
Proceeds from the sale of assets                                  0         34,100
Gain on the sale of assets                                        0        (33,375)
Purchases of capital equipment                             (480,785)      (135,955)
                                                        --------------------------

NET CASH  USED IN INVESTING ACTIVITIES                     (480,785)      (135,230)
                                                        --------------------------

FINANCING ACTIVITIES
Net  borrowing (payments) under lines of credit           1,070,000       (250,000)
Issuance of common stock pursuant to earnout                      0        202,585
Issuance of common stock pursuant to stock
     purchase plan                                           72,806         28,273
Stock issued pursuant to option exercises                    43,240         34,754
Payments of long-term debt and capital leases              (696,446)      (970,431)
                                                        --------------------------

NET CASH  USED IN FINANCING ACTIVITIES                      489,600       (954,819)
                                                        --------------------------

NET DECREASE IN CASH & CASH EQUIVALENTS                    (322,586)       165,885

CASH & CASH EQUIVALENTS AT BEGINNING OF PERIOD              597,931        486,382
                                                        --------------------------

CASH & CASH EQUIVALENTS AT END OF PERIOD                $   275,345    $   652,267
                                                        ==========================

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                      II-6
                 ARIZONA INSTRUMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  CONSOLIDATED FINANCIAL STATEMENTS

The consolidated balance sheet as of September 30, 1997, the consolidated statements of operations for the three-month and nine-month periods ended September 30, 1997 and 1996, and the consolidated statements of cash flows for the nine-month periods ended September 30, 1997 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at September 30, 1997 and the results of operations and cash flows for the three-month and nine-month periods ended September 30, 1997 and September 30, 1996 have been made.

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

2.  INVENTORIES

Inventories consist of the following:


                                  September 30, 1997        December 31, 1996
                                  -------------------------------------------
         Finished Goods               $1,170,200               $  680,975

         Components                    1,688,023                1,369,007
                                  -------------------------------------------

                                      $2,858,223               $2,049,982
                                  ===========================================

                                      II-7
The following discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's annual report on Form 10KSB for the year ended December 31, 1996. Historical results are not necessarily indicative of trends in operating results for any future period.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

         Nine months ended September 30, 1997 and September 30, 1996

For the nine months ended September 30, 1997, the Company had a loss from discontinued operations, net of income tax benefit, of $665,227 which was due primarily to expenses incurred in discontinuing the Company's tank testing business, and to a lesser extent, the loss incurred in operating the tank testing business over the period. The loss from discontinued operations, net of income tax benefit, for the nine months ended September 30, 1997 was an increase of $559,367 from the loss of $105,861, which was incurred by the Company during the same period of 1996.

Net sales for the nine months ended September 30, 1997 were $10,364,559, an increase of $2,436,447 or 31% from the $7,928,112 generated for the same period of 1996. This increase was due to higher sales in the Company's Encompass and Computrac product lines which more than offset lower sales in the Company's Jerome product line.

Cost of goods sold for the nine months ended September 30, 1997 was $5,257,138, an increase of $1,912,436 or 57% from the $3,344,702 incurred for the same period of 1996. The increase in cost of goods sold was due to the additional costs of goods associated with increased sales, a shift in product mix which included a higher portion of lower margin products, and to expenses associated with a product phase out. As a result, gross profit for the nine months ended September 30, 1997 was $5,107,421 an increase of $524,011 or 11% as compared to the $4,583,410 of gross profit achieved for the same period of 1996. The gross profit margin for the nine months ended September 30, 1997 was 49% as compared to the gross profit margin of 58% for the same period of 1996.

Operating expenses for the nine months ended September 30, 1997 were $5,974,937, an increase of $1,785,277 or 43% as compared to operating expenses of $4,189,660 for the same period of 1996. Marketing expenses for the nine months ended September 30, 1997 were $2,806,071, an increase of $813,045 or 41% as compared to marketing expenses of $1,993,025 for the same period in 1996. Increased marketing expenses were due to increased personnel expenses, expenses associated with introduction of a new product, as well as a higher level of activity required to support the Company's domestic and international sales and marketing functions. General and administrative expenses for the nine months ended September 30, 1997 were

                                      II-8
$1,972,651, an increase of $758,904 or 63% as compared to $1,213,748 for the same period of 1996. The increase was due primarily to increased bad debt expense, increased personnel related expenses, and the result of a state sales tax audit. Research and development expenses for the nine months ended September 30, 1997 were $741,497, an increase of $213,205 or 40% compared to the $528,292 of research and development expenses incurred in the comparable period of 1996. This increase was due primarily to expenses associated with new product development project. Amortization and depreciation for the nine months ended September 30, 1997 totaled $454,718, which was essentially unchanged as compared to $454,595 for the same period in 1996. As a result of the substantial increase in operating expenses, operating income from continuing operations for the nine months ended September 30, 1997 fell to a loss of $867,516, a decrease of $1,261,266 from the operating income of $393,750 earned by the Company for the same period of 1996.

The Company incurred other expenses for the first nine months of 1997 totaling $89,736, a decrease of $981,813 from the $892,076 in other revenue generated by the Company for the same period of 1996. This decrease in other revenue was due primarily to the absence of income from the settlement of litigation which occurred in 1996, but did not recur in 1997.

As a result of these changes, income before taxes from continuing operations for the nine months ended September 30, 1997 was a loss of $957,252, a decrease of $2,243,079 from the $1,285,826 in income recorded for the same period of 1996. The provision for income taxes for the nine months ended September 30, 1997 was tax benefit of $427,980 which resulted from applying the Company's tax rate to its pretax loss. The tax benefit increased by $22,980 when compared to the tax benefit of $405,000 booked by the Company for the nine months ended September 30, 1996, when the Company recognized the benefits of its net operating losses from previous years. As a result, the net loss from continuing operations for the nine months ended September 30, 1997 was $529,272, a decrease of $2,220,098 from the $1,690,826 in net income from continuing operations generated for the same period of 1996.

As a result, the net loss for the nine months ended September 30, 1997 was $1,194,499, a decrease of $2,779,465 from the net income of $1,584,966 generated by the Company for the same period of 1996.

         Three months ended September 30, 1997 and September 30, 1996

For the three months ended September 30, 1997, the Company had a loss from discontinued operations, net of income tax benefit, of $499,840 which was due primarily to expenses incurred in discontinuing the Company's tank testing business, and to a lesser extent, the loss incurred in operating the tank testing business over the period. The loss from discontinued operations for the three months ended September 30, 1997 was an increase of $377,742 from the loss of $122,098, which was incurred by the Company during the same period of 1996.

Net sales for the three months ended September 30, 1997 were $3,078,738, an increase of

                                      II-9
$546,710 or 22% from the $2,532,028 generated for the same period of 1996. This increase was due to higher sales relating to the installation of Company's Encompass systems which more than offset lower sales in the Company's Jerome product line.

Cost of goods sold for the three months ended September 30, 1997 was $1,858,148, an increase of $857,927 or 86% from the $1,000,221 incurred for the same period of 1996. The increase in cost of goods sold was due primarily to expenses associated with a product phase out and a shift in product mix which included a higher portion of lower margin products. As a result gross profit for the three months ended September 30, 1997 was $1,220,590 a decrease of $311,216 or 20% as compared to the $1,531,806 of gross profit achieved for the same period of 1996. The gross profit margin for the three months ended September 30, 1997 was 40% as compared to the gross profit margin of 60% for the same period of 1996.

Operating expenses for the three months ended September 30, 1997 were $2,551,367, an increase of $1,222,071 or 92% as compared to operating expenses of $1,329,296 for the same period of 1996. Marketing expenses for the three months ended September 30, 1997 were $995,716, an increase of $392,712 or 65% as compared to marketing expenses of $603,004 for the same period in 1996. Increased marketing expenses were due to increased personnel expenses, as well as a higher level of activity required to support the Company's domestic and international sales and marketing functions. General and administrative expenses for the three months ended September 30, 1997 were $1,037,252, an increase of $639,168 or 161% as compared to $398,084 for the same period of 1996. The increase was due primarily to increased bad debt expense, increased personnel related expenses, and the result of a state sales tax audit. Research and development expenses for the three months ended September 30, 1997 were $368,813, an increase of $192,137 or 109% compared to the $176,676 of research and development expenses incurred in the comparable period of 1996. This increase was due primarily to expenses associated with a new product development project. Amortization and depreciation for the three months ended September 30, 1997 totaled $149,586, a decrease of $1,946 or 1% from the $151,532 in amortization and depreciation expensed for the same period in 1996. As a result of the substantial increases in cost of goods sold and operating expenses, operating income from continuing operations for the three months ended September 30, 1997 fell to a loss of $1,330,777, a decrease of $1,533,288 from the operating income of $202,511 earned by the Company for the same period of 1996.

The Company incurred other expenses for the three months ended September 30, 1997 totaling $43,176, a increase of $22,589 or 88% from the $20,587 in other expenses incurred by the Company for the same period of 1996. This increase in other expense was due primarily to a decrease in miscellaneous other income in 1997 as compared to 1996.

As a result of these changes, income from continuing operations before taxes for the three months ended September 30, 1997 was a loss of $1,373,953, a decrease of $1,555,876 from the $181,923 in income recorded for the same period of 1996. The provision for income taxes for the three months ended September 30, 1997 was tax benefit of $517,980 which resulted from applying the Company's tax rate to its pretax loss. This compares to a tax expense of $11,000 incurred by the

                                     II-10
Company for the three months ended September 30, 1996. As a result, the net loss from continuing operations for the three months ended September 30, 1997 was $855,973, a decrease of $1,026,896 from the $170,923 in net income from continuing operations generated for the same period of 1996.

As a result, the net loss for the three months ended September 30, 1997 was $1,355,812, a decrease of $1,404,638 from the net income of $48,825 generated by the Company for the same period of 1996.

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

Liquidity and Capital Resources

Working capital at September 30, 1997 was $2,596,982, a decrease of $1,350,300 from the working capital of $3,947,282 as of December 31, 1996. Working capital decreased due to decreases in cash, receivables, and prepaid expenses and increases in lines of credit and other accrued expenses which more than offset an increase in inventory and a decrease in the current portion of long term debt. The Company's current ratio as of September 30, 1997 decreased to 1.8 from a current ratio of 2.8 as of December 31, 1996.

The Company currently has two lines of credit available through a bank, collateralized by accounts receivable, inventory, and property, plant and equipment. The amount available which under these facilities was increased in July 1997 by $1,000,000 to an aggregate maximum commitment of $3,500,000 which is available through March 15, 1998. At September 30, 1997, $1,070,000 had been borrowed under these lines of credit. At September 30, 1997, the Company was in default under certain financial covenants of its borrowing agreement with its bank. The bank has granted the Company forbearance from compliance with these covenants until February 15, 1998. There can be no assurance that the Company will be able to comply with its financial covenants by this date or that any future forbearance, if required, will be granted by the Company's bank.

The Company believes that cash generated from ongoing operations and the borrowing arrangements described above will satisfy the anticipated cash requirements of the Company's current operations over the next 12 months, though there can be no assurance that this will be the case. The Company's ability to continue funding its planned operations beyond the next 12

                                     II-11
months is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, or to obtain additional funds though equity or debt financing, or from other sources of financing, as may be required.

This Quarterly Report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and the Company intends that such forward-looking statements relate to anticipated fluctuations in quarterly results of operations, sufficiency of funds and adequacy of borrowing arrangements.

The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties. These forward-looking statements are based on assumptions regarding economic conditions in the industries served by the Company, regulatory developments, the timing of significant orders, shipment delays, specific features requested by the customers, the introduction of new products by the Company and its competitors, market acceptance of new products and enhancements of existing products, changes in the cost of materials, disruptions in the sources of supply, season variations of spending by customers and the timing of the Company's expenditures in anticipation of future orders. Assumptions relating to the foregoing involve judgements with respect to, among other things, future economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements, many of which are beyond the control of the Company, are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in forward-looking information will be realized. Important factors which may cause actual results to differ materially from those contemplated or implied by such forward-looking statements are discussed in more detail in the Company's Form 10-KSB for the year ended December 31, 1996, and Forms 10-QSB for the quarters ended March 31, 1997 and June 30, 1997, as well as those factors discussed elsewhere herein. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

PART II. OTHER INFORMATION

Item 1   Legal Proceedings

         Information is incorporated by reference from the Company's Report on Form 10-KSB for the year ended December 31, 1996.

Item 3   Defaults upon Senior Securities

         At September 30, 1997, the Company was in default under certain financial covenants of

                                     II-12
         its borrowing agreement with its bank. The bank has granted the Company forbearance from compliance with these covenants until February 15, 1998. There can be no assurance that the Company will be able to comply with its financial covenants by this date or that any future forbearance, if required, will be granted by the Company's bank.

Item 6   Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  See exhibit index following the signature, page, which is incorporated herein by this reference.

         (b) There were no reports on Form 8-K for the quarter ended September 30, 1997

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


ARIZONA INSTRUMENT CORPORATION



November 9, 1997  /s/ John P. Hudnall
----------------  -------------------
Date              John P. Hudnall, President, CEO
                  (Authorized officer)


November 9, 1997  /s/ George G. Hays
----------------  ------------------
Date              George G. Hays, Vice President, CFO
                  (Principal financial officer)

                                  EXHIBIT INDEX

                                       TO

                         ARIZONA INSTRUMENT CORPORATION

                                   FORM 10-QSB

                              QUARTERLY REPORT FOR
                           THE QUARTERLY PERIOD ENDED
                               SEPTEMBER 30, 1997


Exhibit                        Description
-------                        -----------

27.                            Financial Data Schedule