Form 10KSB
period 1997-12-31
ARIZONA INSTRUMENT CORP
filed 1998-03-31
CIK 724904

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10KSB


|X|      Annual Report pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

For the fiscal year ended December 31, 1997

|_| Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (no fee required)

For the transition period from _________ to __________.

Commission File Number:  0-12575

                         ARIZONA INSTRUMENT CORPORATION
--------------------------------------------------------------------------------
           (Name of small business issuer as specified in its charter)

         Delaware                                               86-0410138
--------------------------------------------------------------------------------
(State or other jurisdiction of                                (IRS Employer
incorporation or organization)                               Identification No.)

4114 East Wood Street, Phoenix, AZ                            85040
--------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)

Issuer's telephone number:  (602) 470-1414

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

                 Yes  |X|               No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference In Part III of this Form 10-IKSB or any amendment to this Form 10-KSB. |_|

As of March 23, 1998, the aggregate market value of the voting stock held by non-affiliates of the registrant was $7,771,285. The aggregate market value is computed with reference to the average bid and asked prices. Shares of Common Stock held by each officer and director and by such person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive.

Issuers revenues for its most recent fiscal year were $15,232,319

As of March 20, 1998, 6,717,086 shares of Common Stock ($.01 par value) were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

         Part III: Portions of the Proxy Statement for the 1998 Annual Shareholders' Meeting (to be filed).

Unless the context indicates otherwise, the term "Company" or "AZI" refers to Arizona Instrument Corporation and its wholly-owned subsidiaries.

Except for the historical information contained herein, the discussion in this Form 10-KSB contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. The forward-looking statements include statements regarding management's anticipation of the Company's future market position, development of additional products, product introduction and delivery dates, reliability of products, adequate sources of supplies, acquisition of related product lines or companies, positive responses to new developments, and availability and terms of credit. The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties, and on assumptions that involve judgments with respect to, among other things, future economic, competitive and market conditions, research and development results, product introduction and delivery schedules, raw materials, market conditions, stability of the regulatory environment, future business decisions and the outcome of negotiations with its lender, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements, many of which are beyond the control of the Company, are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in forward-looking information will be realized. Important factors which may cause actual results to differ materially from those contemplated or implied by such forward-looking statements are discussed in more detail in this form 10-KSB and the Company's 1997 Annual Report to Shareholders. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.


                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

General
-------

         Arizona Instrument Corporation designs and manufactures precision instruments used in quality control, industrial control and environmental monitoring applications. The operations of AZI's wholly-owned subsidiary, Horizon Engineering and Testing, Inc. ("Horizon"), which had specialized in testing and engineering services for the underground storage tank ("UST") market, were discontinued during 1997.

         AZI completed its initial public stock offering on September 22, 1983 as Computrac Instruments, Inc. Later that year, the Company changed its name to Quintel Corporation. In March 1987, to reflect new product offerings, the Company was renamed Arizona Instrument Corporation.

         AZI's initial product was the Computrac moisture analyzer for use in process control industries, but the Company has successfully expanded into other product areas. In December 1986, AZI acquired Jerome Instrument Corporation ("Jerome"), a manufacturer of mercury and hydrogen sulfide gas analyzers. In January 1988, AZI completed the acquisition of certain assets from Genelco, Inc. ("Genelco") including the Soil Sentry line of UST leak detection systems. In June 1994, the Company introduced the ENCOMPASS(TM) product, its next generation of fuel management and leak detection compliance systems. In September 1992, the Company acquired Horizon, a company that specialized in testing and engineering services for USTs; however, the Company discontinued Horizon's operations during 1997.

         Sales of the Company's Encompass and Soil Sentry products, as well as similar products of the Company's competitors, have been slower than predicted by industry analysts. Many UST operators have chosen the less expensive but temporary, regulatory option of annual tank testing, combined with monthly inventory reconciliation, thus delaying their move to more expensive permanent monitoring. By December 1998, the law will require virtually all UST operators to move from the temporary, annual testing option to a monthly inventory reconciliation service or permanent leak monitoring.

ENCOMPASS(TM)  and Soil Sentry Product Line
-------------  ----------------------------

         Products - ENCOMPASS and the Soil Sentry line of UST monitoring systems include various products that allow UST operators with diverse site needs to automate fuel management and comply with federal and local leak detection regulations.

         In June 1994, the Company introduced the ENCOMPASS product, a personal computer-based fuel inventory reporting and environmental compliance system that utilizes on-site personal computers to manage fuel inventory and meet EPA leak detection requirements. The ENCOMPASS system is compatible with other business software and runs in the computer's background without interrupting other site activities. In the event of an alarm condition, the system automatically notifies the operator. The ENCOMPASS system runs in a Windows-based environment.

         In 1996, the Company expanded the ENCOMPASS system to include line leak detection and continuous statistical tank testing products. The addition of statistical inventory reconciliation ("SIR"), as well as additional interfaces to hardware produced by third parties is scheduled for 1998.

         The Soil Sentry Twelve-X, improved in 1993, combines aspirated and dynamic vapor monitoring technologies to monitor both tanks and piping at sites which have existing hydrocarbon contamination. It uses a unique aspirated vapor technology to measure for the presence of leak-indicating hydrocarbon vapors in the soil surrounding underground and aboveground tanks. Sampling points placed at strategic locations throughout a site are connected with transport tubing to a Twelve-X console. A pump inside the system console automatically draws air samples from each sampling point, one at a time, back to the console for analysis by the sensor. The microprocessor establishes a baseline contamination level, then employs a series of statistical tests and mathematical modeling to differentiate between new leaks, spills and existing background contamination to eliminate false alarms. If thresholds are exceeded, an alarm is sounded. Because the monitoring wells are located throughout the site, the user is able to pinpoint the problem area quickly, greatly reducing costs to repair tanks and/or piping and remediate the site.

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

         The markets and applications for UST leak detection include: major oil company service stations; major oil company production and storage facilities; independent retail service stations; convenience stores that sell gasoline; shipping and trucking firms; manufacturing and distribution firms with fleets; airports; government and military sites equipped with underground storage tanks and pipelines, and facilities with back-up power systems. All of these markets contain applications appropriate for ENCOMPASS and Soil Sentry systems. In addition, non-regulated fuel systems such as aboveground storage tanks can also be monitored with the ENCOMPASS and Soil Sentry products.


Horizon
-------

         Services - Horizon was acquired in 1992 to facilitate the penetration of the UST market by the Company's Soil Sentry products. Horizon provided tank testing services using a tracer testing system for USTs, which was licensed to Horizon by Tracer Research Corp. ("Tracer") of Tucson, Arizona.

         In 1996, Horizon began offering a complete set of products and services which were required by its tank testing customers choosing to convert to a permanent method of leak detection. Offering ENCOMPASS as the leak detection compliance method, Horizon also provided installation management of the system, cathodic protection, interior tank lining, spill/overfill protection as well as other services and products required to upgrade the site to meet federal and local leak detection requirements.

         Markets - Horizon had been engaged since 1990 in the business of testing USTs for leakage using EPA-recognized testing methods. Due to its declining market share in tank testing, and its inability to generate profits from tank upgrades, Horizon was discontinued in 1997.


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

         The Company is working on developing new proprietary gold film sensors for future generations of the Company's Jerome line of toxic gas monitors.

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

         Industrial Process Quality Control - These customers test for mercury in products where even trace amounts can have toxic effects, such as the confined environments of submarines, engine rooms or spacecraft. Suppliers to the National Aeronautics and Space Administration and the United States Navy are required under procurement contracts to certify that certain equipment components are mercury free.

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

         In 1994, the Company completed development of the Computrac MAX-2000 and MAX-1000 moisture analyzers. The MAX-2000 uses the latest digital technology to detect moisture levels accurately down to .005% in as little as two minutes. The MAX-2000 is programmable from an easy-to-use front panel menu system, allowing the user to store test parameters for 30 different sample materials. It features a real-time front panel display of moisture values, the elapsing test time and drying-curve graph, a statistical software package, and the ability to send test results to a PC or printer.

         In December 1995, the Company announced that it completed proof of concept of its new line of Computrac moisture analyzers with Alpha and Beta production units completed in 1996. The new product, targeted at the worldwide titration market, requires no toxic reagents, is simple to use and maintain, and offers excellent correlation and repeatability. The new Computrac product was released for sale to customers during 1997 and additional product enhancements are under development.

         The MAX-500 was introduced in 1996 as a lower priced, reduced feature version of the MAX-1000 and MAX-2000. The MAX-500 is for customers who do not need all the features or the resolution of the other Computrac moisture analyzers.

         Markets and Applications - The markets for Computrac instruments tend to be niche applications in various industries. Three primary industries have yielded the Company's historical sales: Foods - measuring the moisture content of cookie dough, cigarette tobacco, pasta and numerous other raw and finished food products; Chemicals - measuring moisture and total solids content of such chemical products as adhesives, coatings, and paints; and Plastics - measuring the water content of resins used in molding or extrusion. Other applications include pharmaceutical production and forestry management.

Product Reliability and Quality Control
---------------------------------------

         The Company believes its products are highly reliable. The Company's products have built-in self-test features which are designed to insure that the instrument is functioning properly and will provide an accurate result. If any of the self-tests indicate abnormal conditions, the operator is alerted by a light, and a coded display indicates the type of malfunction. The Company's products have one-, two- and five-year parts and labor warranties. For the year ended December 31, 1997, warranty expense approximated 2% of net sales.

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

Manufacturing and Sources of Supply
-----------------------------------

         The majority of the Company's manufacturing costs are for purchased components. Certain of the components are then provided to outside companies for subassembly, with final assembly and testing performed by the Company. Although two vendors currently supply in excess of 45% of the raw materials used in Jerome's instrumentation, secondary vendors are available. The raw materials and component parts are supplied by the two vendors pursuant to specifications by the Company. The Company has prequalified certain other vendors and believes that, if necessary, the raw materials and components could be supplied by such other vendors without disruption of the manufacturing process or other adverse effect on the Company.

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

         The Company markets its instruments for export through its own sales force, as well as through foreign distributors in Canada, Europe, the Middle East, the Far East, and Latin America.

Industries Served - Customers
-----------------------------

         The specific industries served domestically by each product are detailed in the specific Markets and Applications sections presented earlier.

         One customer  represented  approximately  29% of net sales in 1997. The
Company is actively seeking to diversify sales of this product to other customers and anticipates that additional customers will be added in the next 12 months.

         Most export sales are to foreign distributors. The Company is unable to determine which industries are served by the export sales, but believes them to be similar in pattern to domestic sales. Export sales were approximately 14% of total sales in 1997, with no sales to any country exceeding 10% of net sales. (See Note I to the Consolidated Financial Statements)

         The Company's business with United States government agencies is effected through two contracts with the General Services Administration. Both Jerome and Soil Sentry products are available for purchase by federal agencies through these contracts. None of the contracts provide for renegotiation of profits, except upon renewal of such contract or termination at the election of the government. The contracts will expire in January 1999. The Company's products and services are not subject to government approval. The Company is not aware of any pending government regulations which would materially affect its business.

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


Research and Development
------------------------

         The Company believes that the development of new products, enhancements for existing products, and the development of new applications for its existing products are critical to its success. Research and development expenses increased 37% in 1997 compared to 1996. Expenditures for research and development for the years ended December 31, 1997, 1996 and 1995 were $984,628, $720,133, and $605,628, respectively. This represented 6.5% of sales in 1997, 6.8% of sales in 1996, and 5.7% of sales in 1995. The Company's research and development expenditures for 1997 were channeled into the development of new products in all three product lines. The Company also intends to develop additional instrumentation products and services through OEM relationships and the acquisition of related product lines or instrument companies.


Patents, Licenses and Trademarks
--------------------------------

         The Company owns two patents directed to aspects of its Computrac product, one patent directed to aspects of its Soil Sentry product, one patent directed to its ENCOMPASS product and one domestic and five foreign patents directed to aspects of its Jerome product. Two additional domestic Jerome patents, one domestic ENCOMPASS patent and one Computrac patent are currently pending. The Company does not believe that patents are a significant long-term competitive factor in these businesses and intends to rely more on its on-going research and development, engineering and customer service to maintain a long-term competitive advantage in the market place. The Company has not granted licenses under any of its patents and such patents have not been challenged or upheld in court. There can be no assurance that the validity of the patents will be upheld if challenged. The Company has trademarked its ENCOMPASS(TM) product.

Employees
---------

         As of December 31, 1997, the Company had a total of 86 full time employees and 2 part-time employees. The Company provides ongoing training to its technical and sales personnel. None of the Company's employees are represented by a union. Management believes that relations between the Company and its employees are excellent.


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


ITEM 3.  LEGAL PROCEEDINGS

         On March 7, 1997, the Company was served with a summons and first amended complaint which was filed in the United States District Court for the District of Idaho on February 28, 1997 by United Co-op, Inc. and Idaho Petroleum Clean Water Trust Fund. The complaint alleges breach of contractual promises and breach of warranties in a commercial transaction for tank and line tightness services. The Company does not believe that the resolution of this claim will have a material adverse effect.

         From time to time, the Company is involved in routine litigation that is incidental to its business. The Company is not currently involved in any other legal proceedings, the result of which the Company believes would have a material adverse effect upon the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company did not submit any matters to a vote of security holders in the fourth quarter of 1997.

EXECUTIVE OFFICERS OF THE REGISTRANT

         Set forth below is certain information regarding executive officers of the Company.

         George G. Hays, age 42, is the President, Chief Executive Officer and Chairman of the Board of Directors. Mr. Hays joined the Company in 1997 as Vice President of Finance, Chief Financial Officer, and Vice President of Manufacturing. In November 1997, Mr. Hays was elected President and Chief Executive

Officer for the Company. In January 1998, Mr. Hays was elected Chairman of the Board of Directors. Prior to his position with the Company, Mr. Hays was president and founder of Hays Financial Group, Inc., an investment banking firm, since 1986.

         Walfred R. Raisanen, age 62, is the Vice President of Engineering of the Company and a member of the Board of Directors. He served as Chairman of the Board of Directors since the Company's inception in January 1981 until early 1998. Prior to his position with the Company, he was President and a Director of Motorola Process Control, Inc., a predecessor to the Company.

         Susan Berry, age 49, was named Secretary in early 1989. She has served as Human Resources Manager for the Company since 1985. Prior to her position with the Company, Ms. Berry was in corporate administration for Inter-Tel, Inc.

         Allen Porter, age 40, was named Vice President of Marketing in 1996. Mr. Porter has been with the Company since 1985, working in sales, sales management and product management. Prior to his position with the Company, he was program director for an Arizona-based behavioral health agency.

         Linda Shepherd, age 46, was named Controller and Chief Accounting Officer in mid-1997. Ms. Shepherd has been an accountant for the Company since 1984. Prior to her position with the Company, she served as an accountant for a local trucking firm for nine years.

         Executive officers are elected annually and serve at the discretion of the Board of Directors.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


         The Company's Common Stock trades on the Nasdaq Small Cap Market. As of March 20, 1998, there were approximately 400 shareholders of record of the Company's common stock, its only class of common equity. The high and low prices set forth below are derived from the Nasdaq Monthly Statistical Report prepared by the National Association of Securities Dealers, Inc., represent quotations by dealers, may not reflect applicable markups, markdowns or commissions, and do not necessarily represent actual transactions.


                                                Bid
                                    ----------------------------

               1997                    HIGH             LOW
        --------------------        ------------    ------------

        First Quarter                      2.56            2.44
        Second Quarter                     1.81            1.75
        Third Quarter                      1.65            1.50
        Fourth Quarter                     0.96            0.84


               1996                    HIGH             LOW
        --------------------        ------------    ------------

        First Quarter                      2.71            2.51
        Second Quarter                     3.42            3.11
        Third Quarter                      2.84            2.64
        Fourth Quarter                     2.63            2.38


         The Company has never paid a cash dividend and currently intends to retain all earnings for use in its business. The declaration and payment of dividends in the future will be determined by the Board of Directors in light of conditions then existing, including the Company's earnings, financial condition, capital requirements and other factors. Dividends are also restricted by the Company's lines of credit agreements with Silicon Valley Bank. See "Management's Discussion and Analysis or Plan of Operation."

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Except for the historical information contained herein, the discussion in this Form 10-KSB contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. The forward-looking statements include statements regarding management's anticipation of the Company's future market position, development of additional products, product introduction and delivery dates, reliability of products, adequate sources of supplies, acquisition of related product lines or companies positive responses to new developments, and availability and terms of credit. The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties, and on assumptions that involve judgments with respect to, among other things, future economic, competitive and market conditions, research and development results, product introduction and delivery schedules, raw materials, market conditions, stability of the regulatory environment, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements, many of which are beyond the control of the Company, are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in forward-looking information will be realized. Important factors which may cause actual results to differ materially from those contemplated or implied by such forward-looking statements are discussed in more detail in this form 10-KSB and the Company's 1997 Annual Report to Shareholders. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

Results of Operations

The following table sets forth items in the Company's Consolidated Statements of Operations as a percent of total net sales for the years ended December 31 1997, 1996 and 1995. See ITEM 7 FINANCIAL STATEMENTS.

                                                 Percentage of Net Sales
                                               --------------------------      Percentage change
                                                 Year Ended December 31,       -------------------
                                               --------------------------      1997 vs    1996 vs
                                                 1997      1996     1995        1996       1995
                                               -------   -------  -------      -------    -------
NET SALES                                         100%    100.0%   100.0%        42.8%       0.7%

COST OF GOODS SOLD                               51.8%     41.4%    40.6%        78.8%       2.6%
                                               -------   -------  -------      -------    -------
              Gross margin                       48.2%     58.6%    59.4%        17.5%      -0.7%
                                               -------   -------  -------      -------    -------
EXPENSES
     Marketing                                   25.5%     26.1%    24.9%        39.4%       5.4%
     General & administrative                    17.9%     15.8%    12.4%        61.6%      28.5%
     Research & development                       6.5%      6.8%     5.7%        36.7%      18.9%
     Amortization & depreciation                  4.0%      5.4%     4.7%         5.5%      14.5%
                                               -------   -------  -------      -------    -------

              Total Expenses                     53.8%     54.0%    47.7%        42.2%      13.9%
                                               -------   -------  -------      -------    -------

OPERATING INCOME (LOSS)                          -5.5%      4.6%    11.7%      -271.0%     -60.2%
                                               -------   -------  -------      -------    -------

OTHER REVENUE (EXPENSE)
     Interest income                              0.1%      0.2%     0.2%       -33.3%       0.4%
     Interest expense                            -0.9%     -1.9%    -3.7%       -31.2%     -48.6%
     Settlement of litigation                     0.0%      9.4%     0.0%      -100.0%
     Other                                        0.0%      0.6%     0.9%      -103.2%     -34.9%
                                               -------   -------  -------      -------    -------

              Total other income (expense)       -0.8%      8.3%    -2.6%      -114.2%    -425.2%

INCOME (LOSS) BEFORE INCOME TAXES                -6.4%     12.9%     9.1%      -170.4%      42.1%
                                               -------   -------  -------      -------    -------

INCOME TAXES (BENEFIT)                           -2.4%     -4.1%     0.1%       -17.0%   -4109.1%
                                               -------   -------  -------      -------    -------

NET INCOME (LOSS) FROM CONTINUING OPERATIONS     -4.0%     17.0%     9.0%      -133.1%      89.8%

GAIN (LOSS) FROM DISCONTINUED OPERATIONS         -4.2%     -0.6%    -4.0%      -788.7%      90.2%
                                               -------   -------  -------      -------    -------

NET INCOME                                       -8.1%     16.4%     5.0%      -171.0%     227.7%
                                               =======   =======  =======      =======    =======

1997 vs. 1996
-------------


         Net sales  increased by $4,568,830 or 42.8% to $15,232,319 in 1997 from
$10,663,489 in 1996. Sales increased primarily due to increased sales of Encompass installations, Encompass systems, and Computrac instruments. Net sales of Jerome instruments declined slightly, while sales generated from customer service activities were essentially flat.

         Cost of goods sold increased by $3,474,626 or 78.8% to $7,885,507 in 1997 from $4,410,881 in 1996. Cost of goods sold was 51.8% of sales in 1997 compared to 41.4% of sales in 1996. Gross margin decreased primarily due to the substantially larger portion of sales represented by low margin Encompass installations, and to a lesser extent, a price reductions in the Computrac product line and increases in material costs.

         Operating  expenses  in  1997  increased  by  $2,428,791  or  42.2%  to
$8,188,933 from $5,760,142 in 1996. The percentage increase in operating expenses for 1997 over 1996 was in line with sales growth. Operating expenses were 53.8% of sales in 1997, as compared to 54.0% of sales in 1996. Marketing expenses increased by $1,096,572 or 39.4% to $3,881,984 from $2,785,412 in 1996.
Marketing expenses increased primarily due
to increased activities necessary to support the growth in sales, and were 25.5% of sales in 1997 as compared to 26.1% of sales in 1996. General and administrative expenses increased by $1,036,512 or 61.6% to $2,720,249 from $1,683,737 in 1996. General and administrative expenses were 17.9% of sales in 1997 as compared to 15.8% of sales in 1996. General and administrative expenses increased in 1997 due to the costs associated with efforts taken to improve profitability including severance packages to terminated employees, the write off of bad debt, increased reserves for bad debt and other contingencies, the shutting down of the Company's office in Singapore, and increased personnel expenses. Research and development expenses increased by $264,495 or 36.7% in 1997 to $984,628 from $720,133 in 1996. The increase in research and development expenses was primarily the result of a planned increase in research and development personnel to support the new product activities for all the Company's various product lines. Research and development expenses were 6.5% of sales in 1997 as compared to 6.8% of sales in 1996. Amortization and depreciation expenses increased by $31,212 or 5.5% to $602,072 from $570,860 in 1996, due to the purchase of additional capital equipment, including demonstration units of the Company's own instruments as well as computer equipment.

         Other revenue (expense) in 1997 decreased by $1,007,722 or 114.2.% to an expense of $125,600 as compared to income of $882,122 in 1996. The decrease in other revenue was due primarily to other revenue of $997,096 recognized in 1996 related to the settlement of litigation, which did not recur in 1997. Interest expense in 1997 decreased by $62,713 or 31.2% to $138,314 from $201,027 in 1996,due to a decrease in average borrowings.

         As a result income from continuing operations before taxes decreased by $2,342,309 or 170.4% to a loss of $967,721 from income before taxes of $1,374,589 for 1996.

         Income taxes from continuing operations for 1997 were a benefit of $366,000 which approximated the statutory rate. For 1996, the Company realized an income tax benefit from continuing operations of $441,000 as a result of reducing the Company's deferred tax valuation allowance and recognizing a deferred tax asset.

         As a result, income from continuing operations for 1997 was a loss of $601,721, a decrease of $2,417,310 or 133.1% from the income from continuing operations of $1,815,589 generated for 1996.

         Loss from discontinued operations for 1997 was $636,799 as the Company discontinued its tank testing business which was performed through its Horizon Engineering and Testing, Inc. subsidiary. The loss from discontinued operations in 1996 was $71,652. The increased loss in 1997 of $565,147 as compared to 1996 was due primarily to expenses associated in shutting down the tank testing business and the write off of intangible assets associated with the purchase of Horizon in 1992.

         As a result, net income decreased by $2,982,457 or 171.0% to a net loss of $1,238,520 in 1997 from net income of $1,743,937 in 1996.


1996 vs. 1995
-------------

         Net sales increased by $70,931 or 0.7% to $10,663,489 in 1996 from $10,592,558 in 1995. Sales increased for Encompass and Jerome products which offset a decrease in sales of Computrac products. Sales generated from customer service activities were essentially flat.

         Cost of goods sold increased by $113,155 or 2.6% to $4,410,881 in 1996 from $4,297,726 in 1995. Cost of goods sold was 41.4% of sales in 1996 compared to 40.6% of sales in 1995. Gross margin decreased slightly due to the a lower mix of sales of Computrac products.

         Operating expenses in 1996 increased by $704,109 or 13.9% to $5,760,142 from $5,056,033 in 1995. Operating expenses were 54.0% of sales in 1996, as compared to 47.7% of sales in 1995. Marketing expenses increased by $143,791 or 5.4% to $2,785,412 for 1996 as compared to $2,641,621 in 1995. Marketing expenses increased primarily due to increased personnel expenses. Marketing expenses were 26.1% of sales in 1996 as compared to 24.9% of sales in 1995. General and administrative expenses increased by $373,449 or 28.5% to $1,683,737 from $1,310,288 in 1995. General and administrative expenses were 15.8% of sales in 1996 as compared to 12.4% of sales in 1995. General and administrative expenses increased in 1996 due to the increased personnel expenses. Research and development expenses increased by $114,505 or 18.9% in 1996 to $720,133 from $605,628 in 1995. The increase in research and development expenses was primarily the result of a planned increase in research and development activities to support new product development including the development of the Computrac 3000 moisture analyzer. Research and development expenses were 6.8% of sales in 1996 as compared to 5.7% of sales in 1995. Amortization and depreciation expenses increased by $72,365 or 14.5% to $570,860 from $498,495 in 1995, due to the purchase of additional capital equipment.

Other revenue (expense) in 1996 increased by $1,153,383 to income of $882,122 from an expense of $271,261 in 1995. The increase in other revenue was due primarily to other revenue of $997,096 recognized in 1996 related to the settlement of litigation, which did not occur in 1995. Interest expense in 1996 decreased by $190,455 or 48.6% to $201,027 from $391,482 in 1995,due to a decrease in average borrowings.

         As a result income from continuing operations before taxes increased by $407,051 or 42.1% to $1,374,589 compared to $967,538 for 1995.

         Income taxes from continuing operations for 1996 were a benefit of $441,000 which resulted from the reduction in the Company's deferred tax valuation allowance and the recognition of a deferred tax asset. Income taxes for 1995 were $11,000 which differed from the amount computed at the statutory rate due to a change in valuation allowance.

         As a result, income from continuing operations for 1996 was $1,815,589 an increase of $859,051 or 89.8% from the income from continuing operations of $956,538 generated in 1995.

         Loss from discontinued operations for 1996 was $71,652, an improvement of $352,748 from the loss from discontinued operations of $424,400 incurred by the Company in 1995. In 1997, the Company discontinued its tank testing business which was performed through its Horizon Engineering and Testing, Inc. subsidiary.

         As a result, net income increased by $1,211,799 or 227.7% to $1,743,937 in 1995 from net income of $532,138 in 1995.



Liquidity and Capital Resources
-------------------------------

         Working capital decreased 35.2% to $2,556,983 at December 31, 1997 compared to $3,947,282 at December 31 1996. The current ratio decreased to 1.6 at December 31, 1997 from 2.8 at December 31, 1996. The decrease in working capital and the current ratio was primarily due to the Company's net loss.

         At December 31, 1997, accounts receivable were $3,990,192 an increase of $1,072,716 from the accounts receivable of $2,917,476 as of December 31, 1996. Receivables increased to support the increased level of sales. The ratio of net sales to ending accounts receivable for 1997 was 3.8 as compared to 3.7 for 1996. This ratio increased due to a greater amount of sales being shipped during the last part of 1997 as compared to 1996. Inventory at December 31, 1997 was $2,556,992 an increase of $507,010 from the inventory of $2,049,982 as of December 31, 1996. Inventory increased due to substantially higher levels of component inventory, primarily for the Encompass product line, which more than offset a reduction in finished goods inventory.

         Cash and cash equivalents at December 31, 1997 were $143,173, a decrease of $454,758 from cash of $597,931 at December 31, 1996. Cash used by operating activities was $283,093 for 1997. Cash was used by operating activities primarily to fund the net loss of $1,238,520, an increase in inventory , receivables, and the increase in deferred tax asset, which were partially offset by depreciation and amortization of $1,167,514, a decrease in other assets, and increases in accounts payable and accrued expenses. Cash used by investing activities was $565,405 in 1997, which was due to capital expenditures. Cash provided by financing activities was $393,739, as the Company borrowed $1,066,000 under its line of credit and repaid $794,031 in long term debt and capital leases.

         As of December 31, 1997, the Company was operating under a forbearance agreement with Silicon Valley Bank (the "Bank"), as a result of the breach of certain financial covenants by the Company during 1997. This forbearance agreement expired in February 1998. At December 31, 1997, the Company had lines of credit with the Bank aggregating $3,500,000 which were collateralized by accounts receivable, inventory and property, plant and equipment. These lines of credit expired on March 15, 1998. At December 31, 1997, the Company had $1,066,000 outstanding under these lines of credit. Of these borrowings, $996,000 was at the Bank's prime rate of interest plus 1.5% (10% at December 31,
1997),  and $70,000 was at the  international  borrowing  rate.  As part of this credit facility the Company was able to borrow at prime plus 1.0% (9.5% at December 31, 1997) to support international receivables 90% guaranteed by the Export-Import Bank of the United States. The Company is currently negotiating with the Bank to renew the lines of credit and revise the financial covenants previously breached by the Company. Although there can be no assurance that the Bank will renew the lines of credit or revise the financial covenants, the Company believes that the Bank will continue to make credit available to it. It is likely that any continuing borrowing arrangement with the Bank will contain certain covenants, including minimum net income ratios and financial covenants. There can be no assurance that the Company will be able to meet any such covenants under any future borrowing arrangement with the Bank. Failure by the Company to renew the lines of credit or the default of the Company under the terms of the renewed borrowing arrangement will likely result in the acceleration of all amounts payable under the borrowing arrangement. The failure to maintain adequate credit facilities would have a material adverse effect on the Company.

         On November 17, 1995, the Company entered into a Loan Agreement with the Bank. Pursuant to the Loan Agreement, at December 31, 1997 the Bank held a note in the principal amount of $231,757 at an interest rate of prime plus 2%

(10.5% at December 31, 1997) and a warrant to purchase up to 62,500 shares of the Company's Common Stock at an exercise price of $2,08 per share. The Company is required to pay 28 monthly principal payments of $13,633 and one final payment of $13,629 in addition to monthly interest payments from January 7, 1997 through May 7, 1999. The note is cross-collateralized with the Company's bank lines of credit with accounts receivable, inventory, and property, plant and equipment. The note contains certain covenants, including minimum net income levels and certain financial ratios. On a quarterly basis, half of any excess cash flow that the Company generates is required to be used to prepay any remaining principal balance due on this note. Excess cash flow is defined as net income plus non-cash expenses less capital expenditures, scheduled principal payments and increases in net working capital. At December 31, 1997, the Company was not in compliance with certain covenants of this agreement and was operating under a forebearance agreement with the Bank. The forebearance agreement expired in February 1998. In connection with the renewal of the lines of credit discussed above, the Company is negotiating with the Bank to revise the financial covenants previously breached by the Company. See the paragraph above for a discussion of the likelihood and effects of obtaining a renewed borrowing arrangement.

         On April 14, 1995, the Company entered into a Subordinated Loan Agreement with Classic Syndicate, Inc. ("Classic"). Pursuant to the Subordinated Loan Agreement, Classic held a 10% Note in the principal amount of $375,000 with a maturity date of April 30, 1997. This Loan was repaid in 1997.

The inability of computers, software and other equipment utilizing microprocessors to recognize and properly process data fields containing a 2 digit year is commonly referred to as the Year 2000 problem. As the year 2000 approaches, such systems may be unable to accurately process certain date-based information.

The Company has identified some applications that will require modification to address the Year 2000 problem. Internal and external resources will be used to make the required modifications and test these modifications. The Company plans on completing the modifications and testing of these modifications by mid 1999.

The total cost to the Company of these Year 2000 problem related activities is not anticipated to be material. These costs and the date on which the Company plans to complete the modifications and testing to solve the Year 2000 problem are based upon management's estimates. However, there can be no assurance that these estimates will be achieved and the costs of solving the Year 2000 problem could differ significantly from management's estimates.

ITEM 7.  FINANCIAL STATEMENTS


                                      INDEX

                                      Page
Independent Auditors' Report ............................................ 20

Consolidated Balance Sheets ............................................. 21

Consolidated Statements of Operations ................................... 22

Consolidated Statements of Shareholders' Equity ......................... 23

Consolidated Statements of Cash Flows ................................... 24

Notes to Consolidated Financial Statements .............................. 26

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors of
Arizona Instrument Corporation:

We have audited the accompanying consolidated balance sheets of Arizona Instrument Corporation and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Arizona Instrument Corporation and subsidiaries as of December 31, 1997 and 1996 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.


/s/  Deloitte & Touche LLP

Phoenix, Arizona
March 15, 1998

                 ARIZONA INSTRUMENT CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
                           CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                      December 31,
                                                              ----------------------------
                                                                   1997          1996
                                                              ----------------------------
                          ASSETS
             -------------------------------------
CURRENT ASSETS:
  Cash and cash equivalents                                   $    143,173    $    597,931
  Receivables, less allowance for doubtful
    accounts of $279,000 and $165,000                            3,990,192       2,917,476
  Inventories:
    Components                                                   1,974,553       1,369,007
    Finished Goods                                                 582,439         680,975
                                                              ----------------------------
  Total Inventories                                              2,556,992       2,049,982

  Current portion of notes receivable related party                                 45,501
  Prepaid expenses and other current assets                         49,942         550,840
                                                              ----------------------------
    Total current assets                                         6,740,299       6,161,730

PROPERTY, PLANT AND EQUIPMENT, net                                 975,180         846,458
GOODWILL, net of accumulated amortization                        1,680,261       2,209,650
  of $2,650,655 and $2,121,266
COVENANT NOT TO COMPETE, net of accumulated                           --           102,084
  amortization of $350,000 and $247,917
DEFERRED INCOME TAXES                                            1,431,237         641,437
OTHER ASSETS                                                       764,739       1,062,805
                                                              ----------------------------
TOTAL ASSETS                                                  $ 11,591,716    $ 11,024,164
                                                              ============================

             LIABILITIES AND SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------

CURRENT LIABILITIES
  Lines of credit                                             $  1,066,000    $       --
  Accounts payable                                               1,342,539         771,679
  Current portion of long-term debt and
    capital lease obligations                                      284,801         794,268
  Other accrued expenses                                         1,489,976         648,501
                                                              ----------------------------
    Total current liabilities                                    4,183,316       2,214,448

LONG-TERM DEBT AND CAPITAL LEASE
  OBLIGATIONS - less current portions                               93,444         378,010

SHAREHOLDERS' EQUITY
Common stock, .01 par value per share:
    Authorized, 10,000,000 shares;
    Issued, 6,774,696 and 6,677,680 shares                          67,747          66,777
  Preferred stock, $.01 par value per share:
    Authorized, 1,000,000 shares
  Additional paid-in capital                                     9,826,963       9,706,163
  Deficit                                                       (2,357,303)     (1,118,783)
                                                              ----------------------------
                                                                 7,537,407       8,654,157
  Less treasury stock, 86,165 shares at cost                      (222,451)       (222,451)
                                                              ----------------------------
    Total shareholders' equity                                   7,314,956       8,431,706
                                                              ============================
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                    $ 11,591,716    $ 11,024,164
                                                              ============================

             SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 ARIZONA INSTRUMENT CORPORATION AND SUBSIDIARIES
                 -----------------------------------------------
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------

                                                                           Year Ended December 31,
                                                                 --------------------------------------------
                                                                     1997            1996            1995
                                                                 ------------    ------------    ------------
NET SALES                                                        $ 15,232,319    $ 10,663,489    $ 10,592,558
COST OF GOODS SOLD                                                  7,885,507       4,410,881       4,297,726
                                                                 ------------    ------------    ------------

              Gross margin                                          7,346,812       6,252,608       6,294,832
                                                                 ------------    ------------    ------------

EXPENSES
     Marketing                                                      3,881,984       2,785,412       2,641,621
     General & administrative                                       2,720,249       1,683,737       1,310,288
     Research & development                                           984,628         720,133         605,628
     Amortization & depreciation                                      602,072         570,860         498,495
                                                                 ------------    ------------    ------------
TOTAL EXPENSES                                                      8,188,933       5,760,142       5,056,033
                                                                 ------------    ------------    ------------
OPERATING INCOME (LOSS)                                              (842,121)        492,466       1,238,799
                                                                 ------------    ------------    ------------

OTHER REVENUE (EXPENSE)
     Interest income                                                   14,751          22,124          22,038
     Interest expense                                                (138,314)       (201,027)       (391,482)
     Settlement of litigation (Note J)                                   --           997,096
     Other                                                             (2,037)         63,929          98,183
                                                                 ------------    ------------    ------------

TOTAL OTHER INCOME (EXPENSE)                                         (125,600)        882,122        (271,261)
                                                                 ------------    ------------    ------------

INCOME (LOSS) FROM CONTINUING OPERATIONS
     BEFORE INCOME TAXES                                             (967,721)      1,374,589         967,538
                                                                 ------------    ------------    ------------

INCOME TAXES (BENEFIT)                                               (366,000)       (441,000)         11,000
                                                                 ------------    ------------    ------------

NET INCOME (LOSS) FROM CONTINUING OPERATIONS                         (601,721)      1,815,589         956,538
                                                                 ------------    ------------    ------------

LOSS FROM DISCONTINUED OPERATIONS, NET OF INCOME
      TAX BENEFIT OF $388,000, $47,000, AND $0                       (636,799)        (71,652)       (424,400)

                                                                 ------------    ------------    ------------
NET INCOME                                                       $ (1,238,520)   $  1,743,937    $    532,138
                                                                 ============    ============    ============

NET INCOME (LOSS) PER SHARE - BASIC:
     FROM CONTINUING OPERATIONS                                  $      (0.09)   $       0.28    $       0.15
                                                                 ============    ============    ============

     FROM DISCONTINUED OPERATIONS                                $      (0.10)   $      (0.01)   $      (0.07)
                                                                 ============    ============    ============

     NET INCOME (LOSS)                                           $      (0.19)   $       0.27    $       0.08
                                                                 ============    ============    ============

NET INCOME (LOSS) PER SHARE - DILUTED:
     FROM CONTINUING OPERATIONS                                  $       0.09    $       0.26    $       0.14
                                                                 ============    ============    ============

     FROM DISCONTINUED OPERATIONS                                $       0.10    $      (0.01)   $      (0.06)
                                                                 ============    ============    ============

     NET INCOME (LOSS)                                           $       0.19    $       0.25    $       0.08
                                                                 ============    ============    ============
BASIC SHARES OUTSTANDING                                            6,647,689       6,507,112       6,186,966
EQUIVALENT SHARES - STOCK OPTIONS                                        --           444,699         397,894
                                                                 ------------    ------------    ------------
DILUTED SHARES OUTSTANDING                                          6,647,689       6,951,811       6,584,860
                                                                 ============    ============    ============

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 ARIZONA INSTRUMENT CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------

                                                                    Additional        (Deficit)
                                             Common Stock             paid-in          retained        Treasury
                                        Shares         Amount         capital          earnings         stock        TOTAL
                                     -------------  -----------   --------------  -----------------  ------------ -------------
BALANCE JANUARY 1,1995                  6,195,484   $   61,955    $   9,294,400   $     (3,395,306)  $  (222,451) $  5,738,598

Issuance of stock pursuant to:
  Stock purchase plan                      46,476          465           37,806                                         38,271
  Exercise of warrants                    105,603        1,056           21,444                                         22,500
  Exercise of stock options                 5,000           50            7,300                                          7,350
Net Income                                                                                 532,585                     532,585
                                     -------------  -----------   --------------  -----------------  ------------ -------------
BALANCE DECEMBER 31, 1995               6,352,563       63,526        9,360,950         (2,862,721)     (222,451)    6,339,304

Issuance of stock pursuant to:
  Stock purchase plan                      40,637          406           57,207                                         57,613
  Exercise of warrants                     22,714          227           27,773                                         28,000
  Earnout agreement                       208,424        2,084          200,501                                        202,585
  Exercise of stock options                53,342          534           59,732                                         60,266
Net Income                                                                               1,743,938                   1,743,938
                                     -------------  -----------   --------------  -----------------  ------------ -------------
BALANCE DECEMBER 31, 1996               6,677,680       66,777        9,706,163         (1,118,783)     (222,451)    8,431,706

Issuance of stock pursuant to:
  Stock purchase plan                      43,756          437           72,367                                         72,804
  Exercise of stock options                53,260          533           48,433                                         48,966
Net Income                                                                              (1,238,520)                 (1,238,520)
                                     -------------  -----------   --------------  -----------------  ------------ -------------
BALANCE DECEMBER 31, 1997               6,774,696   $   67,747    $   9,826,963   $     (2,357,303)  $  (222,451) $  7,314,956
                                     =============  ===========   ==============  =================  ============ =============

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 ARIZONA INSTRUMENT CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 Year ended December 31,
                                                      ---------------------------------------------
                                                         1997             1996            1995
                                                      ------------     ------------    ------------
OPERATING ACTIVITIES:
  Net income (loss)                                   $(1,238,520)     $ 1,743,937     $   532,138

  Adjustments to reconcile net income to net cash
    provided  (used) by operating activities:
    Depreciation and amortization                       1,167,514          804,495         779,577
    Gain on sale or abandonment of property,
      plant and equipment                                       0          (34,570)        (62,294)
    Provision for losses on receivables                   113,855          (25,289)          4,257
    Provision for inventory obsolesence                    35,035

  Change in operating assets and liabilities:
   (Increase) decrease in receivables                  (1,186,571)         479,650         486,164
    (Increase) decrease in inventories                   (542,046)        (256,212)        296,388
    Decrease in other current assets                      546,400           46,257          11,639
    Increase in settlement receivable                           0         (364,419)
    Increase in deferred tax asset                       (789,800)        (518,000)
    (Increase) decrease in other assets                   198,707         (330,412)         21,011
    (Decrease) increase in accounts payable               570,860          (91,707)         47,025
    (Decrease) increase in accrued expenses               841,474         (222,635)        125,836
                                                      ------------     ------------    ------------

NET CASH PROVIDED (USED) BY
  OPERATING ACTIVITIES                                   (283,092)       1,231,095       2,241,741
                                                      ------------     ------------    ------------

INVESTING ACTIVITIES:
  Purchases of property, plant
    and equipment and other assets                       (565,405)        (207,354)       (106,523)
  Proceeds from sale of property, plant
    and equipment and other assets                              0           77,897          80,553
                                                      ------------     ------------    ------------

NET CASH USED BY
  INVESTING ACTIVITIES                                   (565,405)        (129,457)        (25,970)
                                                      ------------     ------------    ------------

                                                                     (continued)

                 ARIZONA INSTRUMENT CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (continued)

                                                                Year ended December 31,
                                                      ---------------------------------------------
                                                         1997             1996            1995
                                                      ------------     ------------    ------------
FINANCING ACTIVITIES:
  Borrowings of long-term debt                        $       -        $       -       $ 1,625,000
  Payments of long-term debt and capital leases          (794,031)      (1,104,058)     (2,441,192)
  Net (payments) borrowings under bank
    lines of credit                                     1,066,000         (250,000)     (1,375,000)
  Proceeds received on notes receivable                         0           15,506           5,703
  Stock issued for warrants and options                         0           88,265          29,850
  Sale of common stock, net proceeds                       48,966
  Issuance of common stock for earnout agreement                0          202,585
  Issuance of common stock pursuant
    to stock purchase plan                                 72,804           57,613          38,271
                                                      ------------     ------------    ------------

NET CASH (USED) PROVIDED BY
  FINANCING ACTIVITIES                                    393,739         (990,089)     (2,117,368)
                                                      ------------     ------------    ------------

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                   (454,758)         111,549          98,403

CASH AND CASH EQUIVALENTS,
  beginning of year                                       597,931          486,382         387,979
                                                      ------------     ------------    ------------

CASH AND CASH EQUIVALENTS
  end of year                                             143,173          597,931         486,382
                                                      ============     ============    ============


SUPPLEMENTAL CASH FLOW INFORMATION:
  Transfer of inventories to property, plant and
    equipment to be used as demonstration units           315,354           57,057         100,589
  Property, plant and equipment acquired through
    capital lease obligations                                                               51,524
  Interest paid                                           153,736          126,172         502,759
  Income taxes paid                                        90,000            5,025           4,669

                 ARIZONA INSTRUMENT CORPORATION AND SUBSIDIARIES
                 -----------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                       THREE YEARS ENDED DECEMBER 31, 1997
                       -----------------------------------


A.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Consolidated financial statements include the accounts of Arizona Instrument Corporation and its wholly-owned subsidiaries (collectively, the "Company"). All material intercompany profits, transactions and balances have been eliminated upon consolidation.

         Description of business. Arizona Instrument Corporation designs, manufactures and markets the Computrac line of automated microprocessor controlled analytical instruments used to measure the moisture content of various materials, the ENCOMPASS and Soil Sentry line of computer-based fuel management and compliance leak detection instruments for monitoring underground storage tanks (USTs) and the Jerome line of toxic gas detection instruments primarily used to detect mercury and hydrogen sulfide. The Company also provided tank testing and related services for the underground storage tank market through its subsidiary, Horizon Engineering and Testing, Inc. In 1997, the Company discontinued the operations of Horizon Engineering and Testing, Inc. See Note K. The Company sells in the United States and also in international markets.

         Sales of instruments are recognized once the shipment is made.

         Inventories are stated at the lower of cost (first-in, first-out method) or market.

         Property, plant and equipment are recorded at cost. Depreciation is provided by the straight-line method over the estimated useful lives of the various classes of assets. Equipment and furniture/fixtures are estimated to have 5 and 7 year lives, respectively. Leasehold improvements are amortized over the shorter of the estimated useful life or the period of the lease. Equipment under capital leases are generally amortized over the estimated lives of the related equipment.

         Goodwill is the cost of investments in purchased companies in excess of the fair value of net assets of the businesses acquired. Goodwill is amortized on a straight-line basis over 20 years for the Jerome goodwill and over 10 years for the Horizon goodwill (See Note K). The Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 121 during 1995. SFAS No. 121 establishes the accounting standard for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used for long-lived assets and certain identifiable intangibles to be disposed of. The Company adopted SFAS No. 121 effective January 1, 1996.

         Covenant not to compete resulted as part of the Horizon acquisition in 1992 and had been amortized on a straight line basis. See Note K.

         Debt issue costs are amortized using the interest method over the term of the related debt.

         Stock-based compensation. In October 1995, the Financial Accounting Standards Board issued SFAS No. 123 "Accounting for Stock Based Compensation". The Company has determined that it will not change to the fair value method and will continue to use Accounting Principles Board Opinion No. 25 for measurement and recognition of employee stock based compensation. SFAS No. 123 additional disclosures have been included in the financial statements.

         Income (Loss) per share is computed on the weighted average number of common or common and common equivalent shares outstanding during each year. Basic EPS is computed as net income (loss) divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities and includes shares issuable upon exercise of stock options when dilutive.

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

         New accounting pronouncements - In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share", effective for both interim and annual periods ending after December 15, 1997. This statement specifies the computation, presentation and disclosure of earnings per share for entities with publicly held common stock or potential common stock. Prior year disclosure of earnings per share have been restated to comply with SFAS No. 128.

         The Financial Accounting Standards Board recently issued SFAS No. 130 on "Reporting Comprehensive Income" and SFAS No. 131 on "Disclosures about Segments of an Enterprise and Related Information." The "Reporting Comprehensive Income" standard is effective for fiscal years beginning after December 15, 1997. The standard changes the reporting of certain items currently reported in the stockholders' equity section of the balance sheet. The Company is currently evaluating what impact this standard will have on the Company's financial statements. The "Disclosures about Segments on an Enterprise and Related Information" standard is effective for fiscal years beginning after December 15, 1997. This standard requires that public companies report certain information about operating segments in their financial statements. It also establishes related disclosures about products and services, geographic areas, and major customers. The Company is currently evaluating what impact this standard will have on its financial statements and related disclosures.

B.       PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment at December 31 consists of the following;

                                              1997                 1996
                                        -----------------     ---------------

Leasehold Improvements                  $        169,654      $      157,604
Furniture, fixtures and equipment              4,452,959           3,936,984
Automobiles                                       99,358              99,359
                                        -----------------     ---------------
                                               4,721,971           4,193,947

Less accumulated depreciation                 (3,746,791)         (3,347,489)
                                        -----------------     ---------------
  and amortization
                                        $        975,180      $      846,458
                                        =================     ===============


C.       BANK LINES OF CREDIT

         At December 31, 1997, the Company had two lines of credit available (one for domestic operations and one for international operations) collateralized by accounts receivable, inventory, and property, plant and equipment which provided for an aggregate maximum commitment of $3,500,000 through March 15, 1998. At December 31, 1997, the Company had $996,000 outstanding under its domestic line of credit at the bank's prime rate of interest plus 1.5% (10% at December 31, 1997). The Company also had $70,000 outstanding under the international line of credit at December 31, 1997. Borrowings under this line of credit were at the bank's prime rate of interest plus 1.0% (9.5% at December 31, 1997). The lines of credit contained certain covenants, including minimum net income levels and certain financial ratios. The lines of credit expired on March 15, 1998 and have not yet been renewed. The Company was not in compliance with certain bank covenants at December 31, 1997, and was operating under a forbearance agreement which expired in February 1998.


D.       LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

         Long-term debt and capital lease obligations at December 31 consist of the following:


                                                   1997              1996
                                              ---------------     ------------
Capital lease obligation                      $      146,487      $   398,557

Notes payable                                              0          375,000

Notes payable to the bank                            231,758          398,721
                                              ---------------     ------------

Total Debt and Capital Leases                        378,245        1,172,278

  Less current position                              284,801          794,268
                                              ---------------     ------------

Long-Term Portion of Debt and Capital Leases  $       93,444      $   378,010
                                              ===============     ============

         On April 14, 1995, the Company entered into an agreement with Classic Syndicate, Inc. ("Classic"). Pursuant to the Subordinated Loan Agreement, Classic held a 10% Note in the principal amount of $375,000 The loan matured during 1997 and was repaid in full.

         On November 17, 1995, the Company entered into an agreement with a bank ("Bank"). Pursuant to the Loan Agreement, the Bank holds a Note in the principal amount of $231,758 at an interest rate of prime plus 2% (10.5% at December 31, 1997) and a warrant to purchase up to 62,500 unregistered shares of the Company's Common Stock at an exercise price of $2.08 per share. The Company is required to pay 28 monthly principal payments of $13,633 and one final payment of $13,629 in addition to monthly interest payments from January 7, 1997 through May 7, 1999. The
         Note is cross-collateralized with the Company's bank lines of credit with accounts receivable, inventory, and property, plant and equipment. The Note contains certain covenants, including minimum net income levels and certain financial ratios. On a quarterly basis, half of any excess cash flow that the Company generates, is required to be used to prepay any remaining principal balance due on this Note. Excess cash flow is defined as net income plus non-cash expenses less capital expenditures, scheduled principal payments and increases in net working capital. At December 31, 1997, the Company was not in compliance with certain covenants of this agreement and was operating under a forbearance agreement with the Bank. The forebearance agreement expired in February 1998.

         Long-term debt and capital lease obligations at December 31, 1997 are payable as follows:


          1998               $        284,801
          1999                         81,618
          2000                         11,826
                             -----------------
                             $        378,245
                             =================



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

         The following is a summary of stock option activity:

                                                            Weighted
                                                             Average
                                                            Exercise
                                             Number            Price
                                          Of Shares        Per Share

Outstanding January 1, 1995                 377,884     $       2.39
             Granted                        678,903             0.92
             Canceled                     (332,884)             2.39
             Exercised                      (5,000)             1.47
                                        -----------
Outstanding December 31, 1995               718,903             1.00
             Granted                        145,000             2.57
             Canceled                      (17,850)             0.92
             Exercised                     (53,342)             0.96
                                        -----------
Outstanding December 31, 1996               792,711             1.29
             Granted                         97,500             1.91
             Canceled                     (182,240)             0.96
             Exercised                     (53,260)             0.99
                                        -----------
Outstanding December 31, 1997               654,711     $       1.50
                                        ============    =============

         At December 31, 1997, 225,083 options were exercisable. At December 31, 1996, 141,544 options were exercisable.

         In January 1985, the Company adopted an Employee Stock Purchase Plan which provides for the sale of up to 200,000 shares of common stock to qualifying employees of the Company. In May, 1996 the Board of Directors amended this Plan to increase the shares reserved for issuance by 200,000 shares.

         The purchase price of the stock is 85% of the lesser of the fair market value at the beginning or the end of the offering period, January and July of each year. During the years ended December 31, 1997, 1996 and 1995 a total of 43,756, 40,637 and 46,476 shares of common stock have been purchased at average prices of $1.66, $1.42 and $.82 per share, respectively. As of December 31, 1997 a total of 137,507 shares were available under this plan.

         The estimated fair value of options granted during 1997 was $0.57 per share, while the estimated fair value of options granted during 1996 was $1.15 per share. The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock option and purchase plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of FASB Statement 123, the Company's net income and earnings per share for the years ended December 31 would have been reduced to the pro forma amounts indicated below:

                                                                                    1997              1996             1995
         Net income (loss) to common shareholders
                  As reported                                               ($1,238,520)        $1,743,937         $532,138
                  Pro forma                                                 ($1,266,730)        $1,671,943         $485,340

         Net income (loss) per common and dilutive share
                  As reported                                                    ($0.19)             $0.25            $0.08
                  Pro forma                                                      ($0.19)             $0.24            $0.07

         The fair values of options granted under the Company's fixed stock option plans were estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used: No dividend yield, expected volatility of 35%, risk free interest rate of 6.4% and expected lives of 3 years from vest date.

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

         A shelf registration statement covering 3,781,000 shares of common stock issued in the private placement described above in a 1992 private placement and in connection with the Horizon acquisition was declared effective by the Securities and Exchange Commission on February 11, 1994.

G.       INCOME TAXES

         The (benefit) provision for income taxes for the years ended December 31, consists of the following:

                                   1997             1996             1995
                               --------------    ------------     ------------

                 Current       $      35,800     $     30,000     $     11,000
                 Deferred           (789,800)        (518,000)

                               $    (754,000)    $   (488,000)    $     11,000
                               ==============    ============     ============


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

                                          1997          1996          1995
                                      -------------  ------------  ------------
    Provision (benefit) computed at
        Federal statutory rates       $   (678,000)  $   427,000   $    185,000
    State taxes                           (120,000)      (15,500)         9,000
    Goodwill                                63,000        63,500         63,000
    Other                                  (19,000)      (19,000)        66,000
    Change in valuation allowance                -      (944,000)      (312,000)
                                      -------------  ------------  ------------

                                      $   (754,000)  $  (488,000)  $     11,000
                                      =============  ============  ============

         Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss and tax credit carryforwards The tax effects of significant items comprising the Company's net deferred tax asset as of December 31 are as follows:

                                                 1997           1996
                                             -----------    -----------
Deferred tax assets:
    Reserves not currently deductible        $   323,000    $   216,000
    Operating loss carryforwards                 636,000        123,000
    Tax credit carryforwards                     380,000        380,000
    Difference between book and tax basis
    of property                                   94,000          4,000
                                             -----------    -----------
Total deferred tax assets                      1,433,000        723,000

Deferred tax liabilities
   Other intangibles                                   0        (43,000)
    Other                                         (1,763)       (39,500)
                                             -----------    -----------
Total deferred tax liabilities                    (1,763)       (82,500)

Valuation allowance                                 --             --
                                             ===========    ===========
Net deferred tax asset                       $ 1,431,237    $   640,500
                                             ===========    ===========

         The Company has evaluated its past earnings history and trends, sales backlog and budgets and determined that it is more likely than not that its deferred tax assets will be realized.

         At December 31, 1997, the Company had net operating loss carryforwards of approximately $1,600,000 available to reduce federal taxable income. These net operating losses begin to expire in 2005.

H.       PROFIT SHARING PLAN

         Full time employees with greater than six months of service are eligible to participate in the Company's 401K profit sharing retirement plan adopted in 1981 whereby, at the Board of Directors' discretion, contributions are made on an annual basis. Contributions made in any of the three years ended December 31, 1997 have not been material.

I.       SALES

         Export sales, primarily to Canada, Korea and Sweden were approximately $2,118,975, $2,191,000 and $1,950,000 for the years ended December 31,
         1997, 1996 and 1995, respectively.

         The Company has a concentration of sales of a product to a customer that makes up approximately 29% of net sales during 1997. The potential for a negative financial impact could result from a partial or total loss of the business relationship with this customer. Management believes that the relationship between the Company and the customer was good at December 31, 1997. Management is actively seeking to diversify sales of this product to a number of other customers.

J.       COMMITMENTS AND CONTINGENCIES

         Leases
         ------

         Certain office facilities and equipment are held under capital and operating leases. These leases expire in periods through 2004 and include renewal options. Capital leases included in Property and

         Equipment   total   $1,281,374   and   $1,281,374   (less   accumulated
         amortization of $1,160,190 and $945,105) as of December 31, 1997 and 1996, respectively.

         At December 31, 1997, future minimum lease payments under such leases having non-cancelable terms in excess of one year are summarized as follows:

                                                                Operating
Minimum Lease Payments                    Capital leases        Leases
                                          -----------------     ---------------

                                   1998            131,000             333,422
                                   1999             13,500             338,991
                                   2000             12,000             328,182
                                   2001                  0             317,604
                                   2002                  0             304,900
                             Thereafter                  0             568,511
                                          -----------------     ---------------
Total minimum lease payments                       156,500           2,191,610
                                                                ===============
Less amount representing interest                  10,012
                                          -----------------
Net present value of future minimum
  Lease payments                                  146,488
                                          =================


         Rent expense for operating leases was approximately $289,598, $325,000 and $360,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

         Genelco Earnout Agreement
         -------------------------

         In connection with the Company's purchase of Genelco, Inc. on January 30, 1988, the Company entered into a potential $700,000 earnout agreement based on future sales. The agreement was modified on December 31, 1992 for a remaining earnout of $202,585 to be compensated with 208,421 shares of unregistered common stock in 1996. Through December 31, 1991, $155,669 has been earned under the prior earnout agreement. Under the modified agreement, the expense was $33,765, $33,764 and $33,764 for the years ended December 31, 1997, 1996 and 1995, respectively. In March 1996 the Company issued 208,421 shares of unregistered common stock under the modified agreement. The earnout period under the modified agreement was completed on December 31, 1997.

         Litigation
         ----------

         In a prior year, litigation was commenced in Superior Court, Maricopa County, Arizona with respect to certain matters arising in connection with a technology development agreement and related agreements entered into by the Company and a state organization in 1988 related to the Company's Jerome product line and providing the Company with certain rights thereunder. The Company believed, not withstanding such agreements, the state organization exclusively licensed relevant technology to another firm in February 1993. The Company filed suit in February 1996 against this firm and, the state organization and certain other defendants requesting a declaratory judgement, confirming the

         Company's right to the contested technology and seeking damages. The firm also filed suit in January 1996 against the state organization, AZI and certain executive officers of AZI seeking declaratory judgement confirming the validity of its license agreement with the state organization and seeking damages. The parties reached a settlement in June, 1996 under which the Company would receive $1,000,000 and certain free education rights, in addition to exclusive rights to the contested technology. The Company has received full payment of this settlement as of January 30, 1997.

         From time to time, the Company may become a defendant as the result of a claim filed by a customer alleging breach of contractual promises and warranties in a commercial transaction. While the outcome of any such claim cannot be determined at this time, management of the Company does not believe that the ultimate disposition of these claims will have a material effect on the financial position or results of operations or cash flows of the Company.

K.       DISCONTINUED OPERATIONS

         In August 1997, the Company adopted a plan to discontinue the operations of Horizon Engineering and Testing, Inc. ("Horizon"). The disposition of Horizon was substantially completed by December 31, 1997. Net assets of the discontinued operation at December 31, 1997 and 1996 were $0 and $541,146 respectively. Such assets were primarily goodwill and other intangibles. The Company estimates that the final disposal of Horizon will not have a material effect on the Company's operations during 1998. The loss from discontinued operations for 1997 (before income tax benefit) includes a write-off of goodwill and other intangibles of $444,705 and a loss from operations of $580,713.

L.       RELATED PARTY TRANSACTIONS

         During September 1993, the Company loaned $45,000 to one of its officers. The loan was collateralized by a pledge of 15,000 shares of common stock of the Company and the cash value of a life insurance policy. During 1996, a $10,000 principal payment was made on this loan leaving a remaining balance of $35,000. The note bears interest at 10% per annum and the remaining balance was due December, 1997. During April 1994, the Company loaned approximately $10,000 to another officer. The note bears interest at 10% and was due December, 1997. These loans have been repaid.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable


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

Independent auditors' report

Consolidated balance sheets - December 31, 1997 and 1996

Consolidated statements of operations - Years ended December 31, 1997, 1996 and 1995

Consolidated statements of shareholders' equity - Years ended December 31, 1997, 1996 and 1995

Consolidated statements of cash flows - Years ended December 31, 1997, 1996 and 1995

Notes to consolidated financial statements








(a) The following exhibits are incorporated by reference or are filed with this Form 10-KSB, as indicated.

3.1 Composite of Certificate of Incorporation of Registrant, as amended through July 5, 1994. Incorporated by reference from Registrant's Form 8-A filed on June 26, 1996 (the "June 1996 8-A").

3.2 Bylaws of Registrant, as amended. Incorporated by reference from the June 1996 8-A.

10.1* Registrant's 1985 Stock Option Plan. Incorporated by reference from Registrant's Form 10-KSB for the year ended December 31, 1995 filed in March 1996.

10.2* Registrant's 1985 Stock Purchase Plan. Incorporated by reference from Registrant's Form S-8 filed on August 5, 1996.

10.3* Registrant's 1991 Stock Option Plan. Incorporated by reference from Registrant's Form S-8 filed on June 28, 1996.

10.4 Amended and Restated Export-Import Guaranteed Business Loan Agreement between Registrant and Silicon Valley Bank dated February 1993. Incorporated by reference From Registrant's Form 10-KSB for the year ended December 31, 1992, filed in March 1993 (the "1992 10-KSB").

10.5 Warrant Purchase Agreement between Registrant and Silicon Valley Bank dated December 14, 1991. Incorporated by reference from the 1992 10-KSB.

10.6 Loan Modification Agreement between Registrant and Silicon Valley Bank dated November 7, 1995. Incorporated by reference to Registrant's Form 10-KSB for the Year ended December 31, 1995 filed on March 29, 1996 (the "1995 10-KSB").

10.7 Promissory Note between Registrant and Silicon Valley Bank dated November 7, 1995. Incorporated by reference to the 1995 10-KSB.

10.8 Loan Modification Agreement between Registrant and Silicon Valley Bank dated March 24, 1997. Filed herewith.

10.9 Promissory Note between Registrant and Classic Syndicate, Inc. dated April 15, 1996. Incorporated by reference to the 1995 10-KSB.

10.10 Warrant Agreement between Registrant and Cruttenden & Co., Inc. dated November 30, 1993. Incorporated by reference from Registrant's Form 10-QSB for the quarter ended September 30, 1993 filed on November 30, 1993 (the "September 1993 10-QSB").

10.11 Lease Agreement between Registrant and Wood Street Limited Partnership dated September 1, 1993. Incorporated by reference from the September 1993 10-QSB.

10.12* Employment Agreement between Registrant and Walfred R. Raisanen dated November 5, 1992. Incorporated by reference to the 1992 10-KSB.

10.13* Employment Agreement between Registrant and George G. Hays dated April 1, 1997. Incorporated by reference from Registrant's Form 10-QSB for the quarter

         Ended March 31, 1997 filed on May 15, 1997.

10.14* Employment Agreement between Registrant and George G. Hays dated January 1, 1998. Filed herewith.


21.1     Subsidiaries of Registrant. Filed herewith.

23.1     Consent of Deloitte & Touche LLP. Filed herewith.

27.       Financial Data Schedule.  Filed herewith.

------------------
*Management contract of compensatory plan or arrangement required to be filed pursuant to Item 13(a) of Form 10-KSB.

(b) The following Form 8-K was filed by Registrant during the last quarter of the period Covered by this Form 10-KSB.

     Form 8-K filed November 26, 1997 reporting under Item 5 that George G. Hays had been appointed President and Chief Executive Officer of Registrant, and John P. Hudnall had resigned from the Board of Directors and his employment as President and Chief Executive Officer of Registrant had been terminated.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            ARIZONA INSTRUMENT CORPORATION


Date: March 31, 1998                        By: /s/ George G. Hays
     ------------------                         -----------------------------
                                                George G. Hays,
                                                President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             Signature                                   Capacity                             Date
-------------------------------------    -----------------------------------------    ---------------------
/s/ George G. Hays                       President and Chairman of the Board           March 31, 1998
-------------------------------------    (Principal Executive Officer)                ---------------------
George G. Hays

/s/ Walfred R. Raisanen                  Director, Vice President of                   March 31, 1998
-------------------------------------    Engineering                                  ---------------------
Walfred R. Raisanen

/s/ S. Thomas Emerson                    Director                                      March 31, 1998
-------------------------------------                                                 ---------------------
S. Thomas Emerson

/s/ Steven Zylstra                       Director                                      March 31, 1998
-------------------------------------                                                 ---------------------
Steven Zylstra

/s/ Harold Schwartz                      Director                                      March 31, 1998
-------------------------------------                                                 ---------------------
Harold Schwartz

                                       39