Form 10KSB/A
period 1997-12-31
ARIZONA INSTRUMENT CORP
filed 1998-04-30
CIK 724904

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               AMENDMENT NO. 1 TO
                                  FORM 10-KSB/A

|X|      Annual Report pursuant to Section 13 or 15(d) of the
         Securities Act of 1934 (fee required)

For the fiscal year ended December 31, 1997, or

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                    |X| Yes                   |_|  No

As of April 27, 1998, the aggregate market value of the voting stock held by non-affiliates of the registrant was $8,202,876.867. The aggregate market value is computed with reference to the average bid and asked price of $1.3282 as reported on the Nasdaq SmallCap Market for April 27, 1998. Shares of Common Stock held by each officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive.

|_| Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

         As of April 27, 1998, 6,819,582 shares of Common Stock ($.01 par value) were outstanding.

         Arizona Instrument Corporation (the "Company") hereby amends its Report on Form 10-KSB for the year ended December 31, 1997 by adding thereto Items 9, 10, 11, and 12, as set forth below, by amending Item 13 thereto, and by adding thereto the signature of the Company's principal accounting officer.


Item 9.  Directors, Executive Officers, Promoters and Control Persons.

         The names of the directors and certain executive officers of the Company, and certain information about them, are set forth below.

Name                                      Age        Principal Occupation
----                                      ---        --------------------
George G. Hays                            42         Chairman of the Board, President and Chief Executive
                                                     Officer of the Company.  Director of the Company
                                                     since November 1997.  Mr. Hays joined the Company
                                                     in March 1997 as Vice President of Finance, Chief
                                                     Financial Officer and Vice President of Manufacturing
                                                     of the Company.  In November 1997, Mr. Hays was
                                                     elected President and Chief Executive Officer of the
                                                     Company.  In January 1998, Mr. Hays was elected
                                                     Chairman of the Board of Directors.  Prior to joining
                                                     the Company, Mr. Hays was president and founder of
                                                     Hays Financial Group, Inc., an investment banking
                                                     firm, since 1986.  Mr. Hays is still President of Hays
                                                     Financial Group, Inc.
Walfred R. Raisanen                       63         Vice President of Engineering and Treasurer of the
                                                     Company.  Director of the Company since 1981.  He
                                                     served as Chairman of the Board of Directors from the
                                                     inception of the Company in 1982 until his resignation
                                                     in January 1998.  From 1986 until January 1998 he
                                                     served as Vice President of Research and
                                                     Development, and became Vice President of
                                                     Engineering in January 1998.  From 1981 until 1986 he
                                                     was the President and Treasurer of the Company.  Mr.
                                                     Raisanen was re-elected Treasurer in 1991.  From June
                                                     1976 until January 1981 he was President and a
                                                     Director of Motorola Process Control, Inc., the
                                                     predecessor to the Company.

S. Thomas Emerson                         57         Director of the Company since 1989. Independent
                                                     Management Consultant.  Chairman of Xantel
                                                     Corporation, a private company engaged in computer
                                                     communications, from August 1992 to January 1998.
                                                     Dr. Emerson was Chief Executive Officer of Syntellect
                                                     Incorporated, a manufacturer of voice response
                                                     systems, from 1984 to April 1992.  Prior to founding
                                                     Syntellect in 1984, Dr. Emerson was a founder of
                                                     Periphonics Corporation of Bohemia, New York where
                                                     he served for 14 years in various executive capacities.
Harold D. Schwartz                        72         Director of the Company since January 1998.
                                                     President of Chez & Schwartz, Incorporated, a
                                                     marketing and sales consulting firm, since 1973. Mr.
                                                     Schwartz currently serves on the Board of Directors of
                                                     Cobra Electronics Corporation, a public company.
Steven G. Zylstra                         43         Director of the Company since 1996.  Director of
                                                     Business Development for Simula Technologies, Inc.,
                                                     (a new subsidiary, formerly a division of Simula
                                                     Government Products, Inc.) of Phoenix, Arizona, since
                                                     1995.  The company specializes in the development and
                                                     production of high-tech transportation seating and
                                                     safety systems, composite technologies, and ballistic
                                                     armor systems.  From 1984 to 1995, Mr. Zylstra
                                                     served as General Manager of General Pneumatics
                                                     Corporation, Western Research Center, of Scottsdale,
                                                     Arizona.  He is a Co-Founder and Member of the
                                                     Governor's Arizona Science and Technology Council,
                                                     Co-Founder and Director of the Arizona Innovation
                                                     Network and Director of the Arizona Technology
                                                     Incubator, among other outside activities.
Susan Berry                               49         Secretary of the Company.  Ms. Berry was named
                                                     Secretary of the Company in early 1989.  She has
                                                     served as Human Resources Manager for the Company
                                                     since 1985.  Prior to her position with the Company,
                                                     Ms. Berry was in corporate administration for Inter-
                                                     Tel, Inc.
Linda Shepherd                            46         Controller and Chief Accounting Officer of the
                                                     Company.  Ms. Shepherd was named Controller and
                                                     Chief Accounting Officer in mid-1997.  Ms. Shepherd
                                                     has been an accountant for the Company since 1984.
                                                     Prior to her position with the Company, she served as
                                                     an accountant for a local trucking firm for nine years.

Allen D. Porter                           40         Vice President of Marketing of the Company.  Allen
                                                     D. Porter was named Vice President of Marketing in
                                                     1996.  Mr. Porter has been with the Company since
                                                     1985, working in sales, sales management and product
                                                     management.  Prior to his position with the Company,
                                                     he was program director for an Arizona-based
                                                     behavioral health agency.

Compliance With Section 16(a) Reporting Requirements

         Under the securities laws of the United States, the Company's directors, its executive officers, and any persons holding more than 10% of the Company's Common Stock are required to report their initial ownership of the Company's Common Stock and any subsequent changes in that ownership to the Securities and Exchange Commission. Specific due dates for these reports have been established and the Company is required to disclose any failure to file by these dates. All of these filing requirements were satisfied during the year ended December 31, 1997, except that Quinn Johnson, a director of the Company until January 1998, reported a December disposition of shares on a Form 5 dated February 3, 1998.

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

Item 10.  Executive Compensation

                           SUMMARY COMPENSATION TABLE

The following table sets forth, with respect to the years ended December 31, 1995, 1996 and 1997, compensation awarded to, earned by or paid to the Company's Chief Executive Officer and each of the Company's other executive officers who were serving as an executive officer at December 31, 1997 and whose salary and bonus aggregated at least $100,000 for services rendered to the Company during fiscal 1997.

                                            Annual Compensation               Long-Term Compensation
                                      ------------------------------------  --------------------------
                                                                                                         Pay-
                                                                                                         ----
                                                                                    Awards               outs
                                                                            ---------------------------  ----
                                                              Other         Re-             Securities
                                                              Annual        stricted        Underlying     LTIP
                                                              Compen-       Stock            Options/      Pay-   All Other
                                                                sation      Awards             SARs        outs   Compen-
Name and Principal Position   Year    Salary($)    Bonus          ($)           (#)           (#)(2)       ($)    sation($)
---------------------------   ----    ---------    -----      ------------  -------------    --------     -----   ---------
George G. Hays,               1997     113,749      6,300      4,050(1)        0             75,000         0     1,228(4)
President and Chief
Executive Officer (5)
John P. Hudnall, Former       1997     157,700     18,750      4,950(1)        0                  0         0     1,762(4)
President and Chief           1996     161,666     56,000      5,400(1)        0                  0         0     1,603(4)
Executive Officer (6)         1995     154,400          0      5,400(1)        0            120,000(3)      0     1,518(4)
Walfred R. Raisanen,          1997     166,740     29,250          0           0                  0         0     4,981(4)
Vice President of             1996     153,622     42,000          0           0                  0         0     4,309(4)
Engineering                   1995     147,262          0          0           0            100,000(3)      0     3,771(4)
Allen D. Porter, Vice         1997     114,192          0          0           0                  0         0       650(4)
President of Marketing        1996     105,762          0          0           0             55,000         0         0
                              1995      87,040          0          0           0             15,000         0         0

(1)      Automobile allowance.

(2)      Consists entirely of stock options.

(3) Represents 24,520 and 52,760 new option grants to Messrs. Hudnall and Raisanen respectively, in 1995. All remaining options shown in this table as granted in 1995 represent repricing of options granted in prior years.

(4)      Life insurance premium payments.

(5)      Mr. Hays commenced his employment with the Company on March 10, 1997.

(6)      Mr.  Hudnall's  employment  with the Company was terminated on November
         15, 1997.

                    OPTION/SAR GRANTS IN LAST FISCAL YEAR (1)

         The following table sets forth information about stock option grants during the last fiscal year to the executive officers named in the Summary Compensation Table.


                                                        Individual Grants
                           --------------------------------------------------------------------
                            Number of       % of Total
                            Securities      Option/SARs
                            Underlying       Granted
                          Options/SARs    to Employees in    Exercise or Base       Expiration
     Name                  Granted (#)      Fiscal Year        Pricing ($/Sh)         Date
--------------             -----------      -----------      ----------------       ----------
George G. Hays (2)          75,000(3)          94%                $1.81              5/2/2007
John P. Hudnall (4)             0               --                  --                  --
Walfred R. Raisanen             0               --                  --                  --
Allen D. Porter                 0               --                  --                  --

----------------------

(1)      Consists entirely of stock options.

(2)      Mr. Hays commenced his employment with the Company on March 10, 1997.

(3) Vest in five equal installments with the first installment vesting on May 2, 1998.

(4)      Mr.  Hudnall's  employment  with the Company was terminated on November
         15, 1997.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                     AND FISCAL YEAR-END OPTION VALUE TABLE

         The following table sets forth information with respect to the executive officers named in the Summary Compensation Table concerning option exercises during 1997 and the number and value of options outstanding at the end of the last fiscal year.

                                                           Number of Unexercised
                                                          Options/SARs at Fiscal        Value of Unexercised in-the-
                                                          ----------------------           Money Options/SARs at
                                                            Year-End (#)(1)               Fiscal Year End ($)(3)
                                                            ---------------               ----------------------
                                                         Exercisable   Unexercisable    Exercisable     Unexercisable
                           Shares                        -----------   -------------    -----------     -------------
                          Acquired        Value
                             on         Realized
       Name              Exercise(#)     ($)(2)
---------------------    -----------    --------
George G. Hays (4)            0             0                    0        75,000             (6)              (6)
John P. Hudnall (5)           0             0               24,000        72,000             (6)              (6)
Walfred R. Raisanen           0             0               40,000        60,000             (6)              (6)
Allen D. Porter               0             0               17,000        53,000             (6)              (6)


(1)      No SARs are outstanding.

(2) Calculated based on the closing price as reported on the Nasdaq SmallCap Market for the date of exercise minus the exercise price, multiplied by the number of shares acquired on exercise.

(3) Value as of December 31, 1997 is based upon the average bid and asked price of $0.90 as reported on the Nasdaq SmallCap Market for December 31, 1997, minus the exercise price, multiplied by the number of shares underlying the options.

(4)      Mr. Hays commenced his employment with the Company on March 10, 1997.

(5)      Mr.  Hudnall's  employment  with the Company was terminated on November
         15, 1997.

(6)      None of these options were in-the-money on December 31, 1997.


Employment/Change of Control Arrangements

         Effective January 1, 1998, the Company entered into an employment agreement with George G. Hays pursuant to which Mr. Hays agreed to serve as President and Chief Executive Officer. The agreement provides for a base annual salary of $165,000, subject to merit increases, plus an annual incentive bonus of at least 30% of annual salary based on an incentive bonus plan administered by the Board of Directors. Mr. Hays is also entitled to participate in any benefit arrangements available to executive officers of the Company. Upon termination of the employment agreement without cause, Mr. Hays is entitled to receive an amount equal to the compensation due him over the balance of the term of the employment agreement, and to participate in applicable benefit programs for the balance of the term of the employment agreement. The agreement terminates on March 31, 2000, and will automatically renew for additional one-year terms until notice of non-renewal by the Company. This agreement replaces Mr. Hays' previous employment agreement with the Company dated April 1, 1998, pursuant to which he was employed as Vice President and Chief Financial Officer.

         Effective November 5, 1992, the Company entered into a five-year employment agreement with Walfred R. Raisanen pursuant to which Mr. Raisanen agreed to serve as Vice President of Research and Development for a base annual salary of $120,000, which is to be adjusted annually for cost-of-living increases. Mr. Raisanen's employment agreement has been renewed according to its terms effective November 5, 1997. Mr. Raisanen is also entitled to participate in any benefit arrangements available to executive officers of the Company. Upon termination of the employment agreement by the Company without cause, Mr. Raisanen is entitled to receive a cash payment equal to the compensation due him over the balance of the term of the employment agreement, and to participate in applicable benefit programs for the balance of the term of the employment agreement

         Effective June 3, 1996, the Company entered into a three-year employment agreement with John P. Hudnall, the Company's former President and Chief Executive Officer. The Board of Directors terminated Mr. Hudnall's employment on November 15, 1997. The agreement provided for a base annual salary of $165,542, which was to be adjusted annually for cost-of-living increases. Mr. Hudnall was also entitled to participate in any benefit arrangements available to executive officers of the Company. Upon termination of the employment agreement by the Company without cause, Mr. Hudnall was entitled to receive an amount equal to the compensation due him over the balance of the term of the employment agreement, and to participate in applicable benefit programs for the balance of the term of the employment agreement.

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


Item 11.      Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth information regarding the beneficial ownership of the Company's Common Stock at April 27, 1998 with respect to (i) each director and director nominee of the Company, (ii) each executive officer named in the Summary Compensation Table set forth herein, (iii) all directors and executive officers as a group, and (iv) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of the Company's Common Stock:

                  Shares of Common Stock Beneficially Owned (1)
                  ---------------------------------------------


                                      Number                  Percent
Name and Address (2)                 of Shares                of Total
--------------------                 ---------                --------
George G. Hays (6)                   92,000                     1.3%

Walfred R. Raisanen (3)              216,400                    3.1%

S. Thomas Emerson (3)                40,000                      (4)

John P. Hudnall (7)                  58,000                      (4)

Harold D. Schwartz (3)(8)            154,350                    2.2%

Steven G. Zylstra (3)                8,100                       (4)

Allen D. Porter (3)                  35,671                      (4)

All directors and executive          643,647                    9.4%
officers as a group (3) (5)
(9 persons)

----------------------------------------


(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission ("SEC") and generally includes voting or investment power with respect to securities. In accordance with SEC rules, shares which may be acquired upon exercise of stock option which are currently exercisable or which become exercisable within 60 days of the date of the table are deemed beneficially owned by the optionee. Except as indicated by footnote, and subject to community property laws where applicable, the persons or entities named in the table above have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.

(2) Unless otherwise indicated, the beneficial owner's address is: c/o the Company, 4114 East Wood Street, Phoenix, Arizona 85040.

(3) Includes shares issuable upon exercise of options which are currently exercisable or become exercisable within 60 days of May 13, 1997 as applicable for each of the following individuals:

                           Hays           90,000 shares
                           Raisanen       60,000 shares
                           Emerson        20,000 shares
                           Hudnall        48,000 shares
                           Schwartz        2,500 shares
                           Zylstra         7,500 shares
                           Porter         26,000 shares

(4)      Less than one percent.

(5) Includes 39,000 shares issuable upon exercise of options (in addition to shares issuable upon exercise of options indicated in note 3).

(6)      Mr. Hays commenced his employment with the Company on March 10, 1997.

(7)      Mr.  Hudnall's  employment  with the Company was terminated on November
         15, 1997.

(8)      Mr.  Schwartz  joined the  Company's  Board of Directors on January 14,
         1998.


Item 12.      Certain Relationships and Related Transactions

         Settlement Agreement. On December 9, 1997, Horizon Engineering and Testing, Inc. ("Horizon"), the Company and Quinn Johnson, entered into a Settlement Agreement (the "Settlement Agreement") pursuant to which the parties thereto released each other from all claims arising under the Merger Agreement and Employment Agreement described below, and agreed to disburse 12,331 of the 49,030 shares of the Company's Common Stock held in escrow pursuant to the Merger Agreement to the Company, with the remaining shares being disbursed to Mr. Johnson as agent for the Horizon shareholders. Mr. Johnson was President of Horizon until his resignation from that position in September 1996, and was a Director of the Company until his resignation from that position in January 1998.

         Merger Agreement. On September 30, 1992, Horizon was merged (the "Merger") into a wholly-owned subsidiary of the Company pursuant to an Agreement of Merger (the "Merger Agreement"). Shareholders of Horizon received cash consideration of $190,000 and shares of the Company's Common Stock. Quinn Johnson held 90% of the outstanding stock of Horizon at the time of the Merger and received 529,328 shares of Common Stock in connection with the Merger. The Company agreed to register the shares of the Company's Common Stock issued pursuant to the Merger Agreement under applicable federal and state securities laws at any time after April 1, 1993 upon the request of holders of 25% of such shares and to keep such registration effective through September 30, 1995. Mr. Johnson has agreed to indemnify Horizon and the Company against certain liabilities in connection with the Company's acquisition of Horizon, and has placed 49,030 shares of the Company's Common Stock in escrow in connection therewith. The parties have agreed to release the escrowed shares pursuant to the Settlement Agreement described above.

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

         Stock Registration. Pursuant to registration rights previously granted, the Company filed a shelf registration statement with the Securities and Exchange Commission ("SEC") relating to 3,781,003 shares of its Common Stock issued in connection with private placements in September 1992 and November 1993 and in connection with the acquisition of Horizon in September 1992. Also included in the registration are 209,000 shares of Common Stock issuable upon the exercise of warrants issued to Cruttenden & Co., Inc. ("Cruttenden") and its assignees in connection with Cruttenden's activities as placement agent for the November 1993 private placement. The registration statement was declared effective by the SEC in February 1994. The Company has agreed that it will maintain the effectiveness of the registration statement (i) until November 1996, with respect to the shares issued in the November 1993 private placement;
(ii) until September 1995, with respect to the shares issued in the September 1992 private placement and the Horizon acquisition; and (iii) until two years after exercise, with respect to shares issuable upon exercise of the warrants referred to above. The registration statement as originally filed included 465,001 shares beneficially owned by Quinn Johnson, which shares were acquired by Mr. Johnson in connection with the acquisition of Horizon by the Company in September 1992. In connection with the registration, Mr. Johnson agreed that his registered and other sales of the Company's Common Stock shall not exceed the volume limitations set forth in Rule 144 under the Securities Act of 1933, as amended, subject to certain exceptions. The registration statement also includes 20,000 shares and 20,000 shares beneficially owned by S. Thomas Emerson, a director of the Company, and Stanley Weiss, a former director of the Company, which shares were acquired in the November 1993 private placement. The Company and the holders of the shares of Common Stock included in the registration have agreed to indemnify each other against certain liabilities.

         Other.
         ------

         During  September  1993,  the  Company  loaned  $45,000  to  Walfred R.
Raisanen, a director and executive officer of the Company. The loan bears interest at 10% per annum, is collateralized by a pledge of 15,000 shares of the Company's Common Stock and $30,000 of the cash value of a life insurance policy covering Mr. Raisanen. During 1996, a $10,000 principal payment was made on this loan, leaving a remaining balance of $35,000. The note inducing this loan bears interest at 10% and was due in December 1997. This loan has been paid in full.

         During April 1994, the Company loaned $10,000 to John P. Hudnall, the former President and Chief Executive Officer of the Company. The note evidencing this loan bears interest at 10% and was due in December 1997. This loan has been paid in full by mutual agreement of the Company and Mr. Hudnall out of Mr. Hudnall's severance payments pursuant to the termination of his employment agreement. See "Employment/Change in Control Arrangements."

Item 13.      Exhibits and Reports on Form 8-K.

Financial Statements. The following is a list of the consolidated financial statements of Arizona Instrument Corporation and its subsidiaries included in
Item 8 of Part II of the Company's Form 10-KSB filed on March 31, 1998.

Independent auditors' report.

Consolidated balance sheets - December 31, 1997 and 1996.

Consolidated statements of operations - Years ended December 31, 1997, 1996 and 1995

Consolidated statements of shareholders' equity - Years ended December 31, 1997, 1996 and 1995

Consolidated statements of cash flows - Years ended December 31, 1997, 1996 and 1995

Notes to consolidated financial statements

(a) The following exhibits are incorporated by reference or are filed with this Form 10-KSB, as indicated:

3.1 Composite of Certificate of Incorporation of Registrant, as amended through July 5, 1994. Incorporated by reference from Registrant's Form 8-A filed on June 26, 1996 (the "June 1996 8-A")

3.2 Bylaws of Registrant, as amended. Incorporated by reference from the June 1996 8-A.

10.1* Registrant's 1985 Stock Option Plan. Incorporated by reference from Registrant's Form 10-KSB for the year ended December 31, 1985 filed in March 1986.

10.2* Registrant's 1985 Stock Purchase Plan. Incorporated by reference from Registrant's Form S-8 filed on August 5, 1996.

10.3* Registrant's 1991 Stock Option Plan. Incorporated by reference from Registrant's Form S-8 filed on June 28, 1996.

10.4 Amended and Restated Export-Import Guaranteed Business Loan Agreement between Registrant and Silicon Valley Bank dated February 1993. Incorporated by reference from Registrant's Form 10-KSB for the year ended December 31, 1992 filed in March 1993 (the "1992 10-KSB").

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

10.7 Promissory Note between Registrant and Silicon Valley Bank dated November 7, 1995. Incorporated by reference to the 1995 10-KSB.

10.8 Loan Modification Agreement between Registrant and Silicon Valley Bank dated March 24, 1997. Incorporated by reference to Registrant's Form 10-KSB for the year ended December 31, 1997 filed on March 31, 1998 (the "1997 10-KSB").

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

10.14* Employment Agreement between Registrant and George G. Hays dated January 1, 1998. Incorporated by reference to the 1997 10-KSB.

10.15 Settlement Agreement among Registrant, Horizon Acquisition Co. and Horizon Engineering and Testing, Inc. Filed herewith.

11.1 Statement re computation of per share earnings. Incorporated by reference to the 1997 10-KSB.

21.1     Subsidiaries  of  Registrant.  Incorporated  by  reference  to the 1997
         10-KSB.

23.1     Consent of Deloitte & Touche.  Incorporated  by  reference  to the 1997
         10-KSB.

27.      Financial Data Schedule.  Incorporated by reference to the 1997 10-KSB.

----------------------
* Management contract or compensatory plan or arrangement required to be filed pursuant to Item 13(a) of Form 10- KSB.

(b) The following Form 8-K was filed by Registrant during the last quarter of the period covered by this Form 10- KSB:

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


                                      ARIZONA INSTRUMENT CORPORATION




Date:  April 28, 1998                 By: /s/ George G. Hays
                                          -------------------
                                          George G. Hays
                                          President and Chief Executive Officer



                                      By: /s/ Linda Shepherd
                                          -------------------
                                          Linda Shepherd
                                          (Principal Accounting Officer)
                                      -14-