Form 10QSB
period 1998-03-31
ARIZONA INSTRUMENT CORP
filed 1998-05-15
CIK 724904

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

                       QUARTERLY REPORT UNDER SECTION 13
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended March 31, 1998             Commission File Number
                                                                 0-12575


                         Arizona Instrument Corporation
        (Exact name of small business issuer as specified in its charter)


         Delaware                                          86-0410138
(State or other jurisciction of incorporation    (I.R.S. Employer identification
or organization)                                               number)

               4114 East Wood Street, Phoenix, Arizona 85040-1941
                  (Address of principal executive offices)


                                 (602) 470-1414
                           (Issuer's telephone number)

Check whether the issuer(1) filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the past 12 months, (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                    YES   X    NO
                                        -----     -----


As of April 27, 1998, 6,819,582 shares of Common Stock ($0.01 par value) were outstanding.

                         ARIZONA INSTRUMENT CORPORATION

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

Item 1            Financial Statements

                  Consolidated Balance Sheets
                    March 31, 1998 and December 31, 1997                I-3

                  Consolidated Statements of Operations
                    Three months ended March 31, 1998 and
                    March 31, 1997                                      I-4

                  Consolidated Statements of Cash Flows
                    Three months ended March 31, 1998
                    and March 31, 1997                                  I-5

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

Item 2            Management's Discussion and Analysis of
                    Financial Condition and Results of
                    Operations                                          I-7


II.               OTHER INFORMATION

Item 1            Legal Proceedings                                     I-9

Item 6            Exhibits and Reports on Form 8-K                      I-10

                 ARIZONA INSTRUMENT CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------

                           CONSOLIDATED BALANCE SHEETS
     ---------------------------------------------------------------------

                                                               -------------------------------------
                                                               March 31, 1998      December 31, 1997
                                                               -------------------------------------
                          ASSETS
             -------------------------------------

CURRENT ASSETS:
  Cash and cash equivalents                                    $      740,958        $      143,173
  Receivables, net                                                  3,185,204             3,990,192
  Inventories                                                       2,208,048             2,556,993
  Prepaid expenses and other current assets                            48,420                49,942
                                                               -------------------------------------
    Total current assets                                            6,182,630             6,740,300

PROPERTY, PLANT AND EQUIPMENT, net                                    965,029               975,180
GOODWILL, net of accumulated amortization                           1,633,570             1,680,261
DEFERRED INCOME TAXES                                               1,361,186             1,431,237
OTHER ASSETS                                                          740,659               764,738
                                                               -------------------------------------
TOTAL ASSETS                                                   $   10,883,074        $   11,591,716
                                                               =====================================


             LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------------------------------------------------

CURRENT LIABILITIES
  Lines of credit                                              $    1,000,000        $    1,066,000
  Accounts payable                                                    517,114             1,342,539
  Current portion of long-term debt and
    capital lease obligations                                         212,063               284,801
  Other accrued expenses                                            1,606,971             1,489,976
                                                               -------------------------------------

    Total current liabilities                                       3,336,148             4,183,316
                                                               -------------------------------------

LONG-TERM DEBT AND CAPITAL LEASE
  OBLIGATIONS - less current portions                                  62,568                93,444

SHAREHOLDERS' EQUITY Common stock, .01 par value per share:
    Authorized, 10,000,000 shares;
    Issued, 6,614,687 and 6,352,563 shares                             68,156                66,747
  Preferred stock, $.01 par value per share:
    Authorized, 1,000,000 shares
  Additional paid-in capital                                        9,858,366             9,826,964
  Deficit                                                          (2,219,713)           (2,357,304)
                                                               -------------------------------------
                                                                    7,706,809             7,537,407
  Less treasury stock, 86,165 shares at cost                         (222,451)             (222,451)
                                                               -------------------------------------
    Total shareholders' equity                                      7,484,358             7,314,956
                                                               =====================================
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                     $   10,883,074        $   11,591,716
                                                               =====================================

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 ARIZONA INSTRUMENT CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------

                      CONSOLIDATED STATEMENTS OF OPERATIONS
       ------------------------------------------------------------------


                                                Three Months Ended
                                                ------------------
                                           March 31, 1998  March 31, 1997
                                           --------------  --------------

NET SALES                                    $ 3,817,396    $ 3,219,880

COST OF GOODS SOLD                             1,763,262      1,384,953
                                             -----------    -----------

              Gross margin                     2,054,134      1,834,927
                                             -----------    -----------

EXPENSES
     Marketing                                   772,746        812,091
     General & administrative                    618,206        512,712
     Research & development                      333,794        172,396
     Amortization & depreciation                  99,521        104,487
                                             -----------    -----------

              Total Expenses                   1,824,267      1,601,686
                                             -----------    -----------

OPERATING INCOME                                 229,868        233,241
                                             -----------    -----------

OTHER REVENUE (EXPENSE)
     Interest income                                --             --
     Interest expense                            (31,727)       (24,997)
     Other                                         4,979         (4,794)
                                             -----------    -----------

              Total other income (expense)       (26,748)       (29,791)
                                             -----------    -----------

INCOME  BEFORE INCOME TAXES  FROM
CONTINUING OPERATIONS                            203,120        203,450

INCOME TAXES                                      70,050         80,890
                                             -----------    -----------

 INCOME  FROM CONTINUING OPERATIONS              133,070        122,560

LOSS FROM DISCONTINUED OPERATIONS, NET              --          (41,883)
                                             -----------    -----------

NET INCOME                                   $   133,070    $    80,677
                                             ===========    ===========


NET INCOME  PER SHARE -BASIC:                $      0.02    $      0.02
                                             ===========    ===========
        FROM CONTINUING OPERATIONS

NET INCOME PER SHARE - BASIC:                       --            (0.01)
                                             ===========    ===========
       FROM DISCONTINUED OPERATIONS

NET INCOME PER SHARE - BASIC                 $      0.02    $      0.01
                                             ===========    ===========


NET INCOME  PER SHARE - DILUTED:             $      0.02    $      0.02
                                             ===========    ===========
       FROM CONTINUING OPERATIONS

NET INCOME  PER SHARE - DILUTED:                    --            (0.01)
                                             ===========    ===========
       FROM DISCONTINUED OPERATIONS

NET INCOME PER SHARE - DILUTED               $      0.02    $      0.01
                                             ===========    ===========



BASIC SHARES OUTSTANDING                       6,715,318      6,617,129

EQUIVALENT SHARES - STOCK OPTIONS                130,000        438,022
                                             -----------    -----------

DILUTED SHARES OUTSTANDING                     6,845,318      7,055,151
                                             ===========    ===========

                 See Notes to Consolidated Financial Statements

                 ARIZONA INSTRUMENT CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                  ------------------------------
                                                  March 31, 1998  March 31, 1997
                                                  --------------  --------------

OPERATING ACTIVITIES:
  Net income                                        $ 133,070       $  80,677

  Adjustments to reconcile net income to net cash
    provided  (used) by operating activities:
    Depreciation and amortization                     179,257         198,929
    (Increase) decrease in receivables                804,988        (729,331)
    (Increase) decrease in inventories                348,945           4,227
    Decrease in prepaid expenses and other
       current assets                                   4,521         290,240
    (Increase) decrease in other assets                   761          29,898
    Decrease (Increase) in deferred income tax         70,051               0
    (Decrease) increase in accounts payable
       and other accrued expenses                    (708,428)        114,035
                                                    ---------       ---------

NET CASH PROVIDED (USED) BY
  OPERATING ACTIVITIES                                833,165         (11,325)
                                                    ---------       ---------

INVESTING ACTIVITIES:
   Proceeds from the sale of assets                         0               0
   Gain on the sale of assets                               0               0
   Purchases of capital equipment                     (97,574)       (131,306)
                                                    ---------       ---------

NET CASH (USED) PROVIDED BY
  INVESTING ACTIVITIES                                (97,574)       (131,306)
                                                    ---------       ---------

                 ARIZONA INSTRUMENT CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (continued)

                                                 -------------------------------
                                                 March 31, 1998   March 31, 1997
                                                 --------------   --------------

FINANCING ACTIVITIES:
   Net borrowing (payment) under lines of credit     (66,000)         150,000
   Issuance of common stock pursuant to
      stock purchase plan                             31,811           36,512
  Stock issued pursuant to option exercises                0           11,960
  Payments of long-term debt and capital leases     (103,617)        (479,485)
                                                   ---------        ---------

NET CASH (USED) PROVIDED BY
  FINANCING ACTIVITIES                              (137,806)        (281,014)
                                                   ---------        ---------

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                               597,785         (423,645)

CASH AND CASH EQUIVALENTS,
  beginning of period                                143,173          597,931
                                                   ---------        ---------

CASH AND CASH EQUIVALENTS
  end of period                                    $ 740,958        $ 174,286
                                                   =========        =========

Supplemental cash flow information:

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 ARIZONA INSTRUMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  CONSOLIDATED FINANCIAL STATEMENTS

The consolidated balance sheet as of March 31, 1998, and the consolidated statements of operations and cash flows for the three-month periods ended March 31, 1998 and 1997 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at March 31, 1998 and the results of operations and cash flows for the three-month periods ended March 31, 1998 and March 31, 1997 have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1997 Report on Form 10-KSB, as amended. The results of operations for the interim periods are not necessarily indicative of the results to be obtained for the entire year.


2.  INVENTORIES

Inventories consist of the following:

                                        March 31, 1998      December 31, 1997
                                       -----------------  --------------------

                     Finished goods    $        397,264   $           582,439

                     Components               1,810,784             1,974,554
                                       =================  ====================

                     Total             $      2,208,048   $         2,556,993
                                       =================  ====================



3.    NEW ACCOUNTING PRONOUNCEMENTS

The  Company  adopted  Statement  of  Financial  Accounting  Standard  No.  130,
"Reporting   Comprehensive  Income",  in  the  quarter  ended  March  31,  1998.
Comprehensive income is the same as net income for the quarter.

The following discussion should be read in conjunction with, and is qualified in its entirety by, the Company's Consolidated Financial Statements and Notes thereto appearing elsewhere herein. Historical results are not necessarily indicative of trends in operating results for any future period.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The statements contained herein regarding management's anticipation of the amount of the Company's income taxes, strength of its relationships with its customers, its ability to obtain new borrowing arrangements, and its ability to satisfy cash requirements of current operations, and others, constitute
"forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995. Management's anticipation is based upon assumption regarding levels of competition, research and development results, product introduction and delivery schedules, raw material markets, the markets in which the Company operates, stability of the regulatory environment and ability to qualify for credit. Any of these assumptions could prove inaccurate, and therefore there can be no assurance that the forward-looking information will prove to be accurate.

Results of Operations:

         Three months ended March 31, 1998 and March 31, 1997

Net sales for the three months ended March 31, 1998 increased 18.6% or $597,516 to $3,817,396 from $3,219,880 generated for the first three months of 1997. This increase was primarily due to increased installation revenues related to the Company's ENCOMPASS systems, and, to a lesser extent increased equipment sales.

Cost of goods sold for the three months ended March 31, 1998 was $1,763,262, an increase of $378,309 or 27.3% from the $1,384,953 incurred for the first three months of 1997. The increase in cost of goods sold was primarily due to the costs of goods associated with increased sales, and to a change in product mix.

Operating expenses for the first quarter of 1998 were $1,824,267, an increase of $222,581 or 13.9% as compared to operating expenses of $1,601,686 for the first quarter of 1997. Marketing expenses for the first quarter of 1998 were $772,746, a decrease of 4.8% or $39,345 compared to the same period in 1997. Decreased marketing expenses were due to expense reductions associated with the Company's turnaround program. General and administrative expenses for the first quarter of 1998 were $618,206, an increase of 20.6% or $105,493 as compared to expenses of $512,712 for the first quarter of 1997. This increase was due to increased bad debt and occupancy expenses which more than offset savings from the Company's turnaround program. Research and development expenses for the first quarter of 1998 were $333,794, an increase of 93.6% or $161,398 compared to the $172,396 of research and development expenses incurred in the first quarter of 1997. This increase was due to the expansion of responsibilities of the research and development group, as well as increased personnel expenses.

Other expenses for the first quarter of 1998 were $26,748, a decrease of 10.2% or $3,043 from the $29,791 in other expenses incurred for the first quarter of 1997. This decrease was due primarily to an increase in other income for the first quarter of 1998, as compared to the first quarter of 1997, which more than offset an increase in interest expense.

As a result of these changes from continuing operations, income before taxes for the first quarter of 1998 was $203,120, approximately equal to $203,450 recorded for the first quarter of 1997. Provision for income taxes for the first quarter of 1998 was $70,050 as compared to $80,890 for the first quarter of 1997. The Company expects its provision for income taxes to approximate the amount computed at the statutory rate for 1998. As a result, income from continuing operations for the first quarter of 1998 was $133,070, a small improvement over the income from continuing operations of $122,560 achieved for the first quarter of 1997.

The Company discontinued its tank testing business in 1997. For the first quarter of 1998, the Company had no gain or loss from discontinued operations, while the loss from discontinued operations for the first quarter of 1997 was $41,883. As a result, net income for the first quarter of 1998 was $133,070 an increase of $52,392 or 64.9% from net income of $80,677 generated for the first quarter of 1997.

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

Liquidity and Capital Resources:

Working capital at March 31, 1998 was $2,846,482, an increase of $289,498, or 11.3%, from the working capital of $2,556,984 as of December 31, 1997. Working capital increased due to an increase in cash and a decrease in accounts payable which more than offset a reduction in receivables and inventory. As a result, the Company's current ratio as of March 31, 1998 increased to 1.9 from a current ratio of 1.6 as of December 31, 1997.

As of December 31, 1997, the Company was operating under a forbearance agreement with Silicon Valley Bank (the "Bank"), as a result of the breach of certain financial covenants by the Company during 1997. This forbearance agreement expired in February 1998. At December 31, 1997, the Company had lines of credit with the Bank aggregating $3,500,000 which were collateralized by accounts receivable, inventory and property, plant and equipment. These lines of credit expired on March 15, 1998. At March 31, 1998, the Company had $1,000,000 outstanding under these lines of credit. Of these borrowings, $1,000,000 was at the Bank's prime rate of interest plus 1.5% (8.5% at March 31, 1998). As part of this credit facility the Company was able to borrow at prime plus 1.0% (8.5% at March 31, 1998) to support international receivables 90% guaranteed by the Export-Import Bank of the United States. The Company is currently negotiating with a bank to establish a new line of credit. Although there can be no assurance that a new line of credit will be made available to it, the Company believes that it will be successful in securing new borrowing arrangements. The failure to establish and maintain adequate borrowing arrangements would have a material adverse effect on the Company.

The Company believes that cash generated from ongoing operations and its borrowing capability will satisfy the anticipated cash requirements of the Company's current operations over the next 12 months, though there can be no assurance that this will be the case. The Company's ability to continue funding its planned operations beyond the next 12 months is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, or to obtain additional funds though equity or debt financing, or from other sources of financing, as may be required.

PART II. OTHER INFORMATION

Item 1   Legal Proceedings

Information is incorporated by reference from the Company's Report on Form 10-KSB, as amended, for the year ended December 31, 1997.

Item 6   Exhibits and Reports on Form 8-K

(a)               Exhibits

2.7      Financial Data Schedule

3.1 Composite Certificate of Incorporation of Registrant as amended through July 5, 1994. Incorporated by reference from the Form 8-A filed on June 26, 1996.

3.2 Bylaws of Registrant. Incorporated by reference from the Form 8-A filed on June 26, 1996.

(b) The following Form 8-K was filed by Registrant during the quarter ended March 31, 1998:

                  Form 8-K filed January 29, 1998 reporting under Item 5 that on January 14, 1998, Quinn Johnson, Richard Long, Patricia Onderdonk and Stanley Weiss resigned from the Board of Directors and Harold D. Schwartz was appointed to the Board of Directors of Registrant.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARIZONA INSTRUMENT CORPORATION

May 14, 1998                         /s/George G. Hays
----------------------------------   ------------------------------------
Date                                 George G. Hays, President and
                                     Chief Executive Officer
                                     (Principal executive officer)

May 14, 1998                         /s/Linda J. Shepherd
----------------------------------   ------------------------------------
Date                                 Linda J. Shepherd, Controller
                                     (Principal accounting officer)