Form 10QSB
period 1998-06-30
ARIZONA INSTRUMENT CORP
filed 1998-08-12
CIK 724904

10-QSB
                                Quarterly Report

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

                        QUARTERLY REPORT UNDER SECTION 13
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 1998                       Commission File Number
                                                                  0-12575

                         Arizona Instrument Corporation
             (Exact name of registrant as specified in its charter)

       Delaware                                            86-0410138
(State of Incorporation)                 (I.R.S. Employer identification number)

4114 East Wood Street, Phoenix Arizona                      85040-1941
(Address of principal executive offices)                    (zip code)

Registrant's telephone number, including area code:         (602) 470-1414

Indicate by check mark whether the registrant (1) has filled all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                         Yes   X        No
                            -------       --------

Transitional Small Business Disclosure Format (check one):

                         Yes            No   X
                            -------       --------

As of August 7, 1998, 6,819,582 shares of Common Stock ($0.01 par value) were outstanding.

                         ARIZONA INSTRUMENT CORPORATION

                                TABLE OF CONTENTS


PART 1.     FINANCIAL INFORMATION

Item 1      Financial Statements

            Consolidated Balance Sheets
            June 30, 1998 and December 31, 1997

            Consolidated Statements of Operations
            Three and six months ended June 30, 1998 and June 30, 1997

            Consolidated Statements of Cash Flows Six months ended June 30, 1998 and June 30, 1997

            Notes to Consolidated Financial Statements

Item 2      Management's Discussion and Analysis of
            Financial Condition and Results of Operations

II.          OTHER INFORMATION

Item 1      Legal Proceedings

Item 4      Submission of Matters to a Vote of Security Holders

Item 5      Other Information

Item 6      Exhibits and Reports on Form 8-K

                 ARIZONA INSTRUMENT CORPORATION AND SUBSIDIARIES
                 -----------------------------------------------

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                                              ----------------------------------
                                              June 30, 1998    December 31, 1997
                                              ----------------------------------
                          ASSETS
              -------------------------------

CURRENT ASSETS:
  Cash and cash equivalents                    $  1,020,036       $    143,173
  Receivables, net                                2,948,079          3,990,192
  Inventories                                     1,978,882          2,556,993
  Prepaid expenses and other current assets          46,867             49,942
                                               ------------       ------------
    Total current assets                          5,993,864          6,740,300

PROPERTY, PLANT AND EQUIPMENT, net                  928,076            975,180
GOODWILL, net of accumulated amortization         1,586,878          1,680,261
DEFERRED INCOME TAXES                             1,237,917          1,431,237
OTHER ASSETS                                        724,579            764,738
                                               ------------       ------------
TOTAL ASSETS                                   $ 10,471,314       $ 11,591,716
                                               ============       ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                 ---------------------------------------------

CURRENT LIABILITIES
  Lines of credit                              $    800,000       $  1,066,000
  Accounts payable                                  298,800          1,342,539
  Current portion of long-term debt and
    capital lease obligations                        29,842            284,801
  Other accrued expenses                          1,661,304          1,489,976
                                               ------------       ------------

    Total current liabilities                     2,789,946          4,183,316
                                               ------------       ------------
LONG-TERM DEBT AND CAPITAL LEASE
  OBLIGATIONS - less current portions                24,936             93,444

SHAREHOLDERS' EQUITY Common stock, .01 par
  value per share:
    Authorized, 10,000,000 shares;
    Issued, 6,819,582 and 6,774,696 shares           68,196             67,747
  Preferred stock, $.01 par value per share:
    Authorized, 1,000,000 shares
  Additional paid-in capital                      9,856,334          9,826,964
  Deficit                                        (2,033,316)        (2,357,304)
                                               ------------       ------------
                                                  7,891,214          7,537,407
  Less treasury stock, 98,496 shares at cost       (234,782)          (222,451)
                                               ------------       ------------
    Total shareholders' equity                    7,656,432          7,314,956
                                               ------------       ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $ 10,471,314       $ 11,591,716
                                               ============       ============

             SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 ARIZONA INSTRUMENT CORPORATION AND SUBSIDIARIES
                 -----------------------------------------------

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------

                                               Three Months Ended                   Six Months Ended
                                           ------------------------------     -----------------------------
                                           June 30, 1998    June 30, 1997     June 30, 1998   June 30, 1997
                                           -------------    -------------     -------------   -------------
NET SALES                                   $3,596,300       $4,065,942       $7,413,695       $7,285,821

COST OF GOODS SOLD                           1,564,200        2,014,037        3,327,462        3,398,990
                                            ----------       ----------       ----------       ----------

              Gross margin                   2,032,099        2,051,905        4,086,233        3,886,831
                                            ----------       ----------       ----------       ----------
EXPENSES
     Marketing                                 865,288          998,264        1,638,033        1,810,356
     General & administrative                  390,928          441,947          936,456          887,195
     Research & development                    315,052          200,288          648,846          372,684
     Amortization & depreciation               165,837          181,386          338,035          353,337
                                            ----------       ----------       ----------       ----------

              Total Expenses                 1,737,106        1,821,886        3,561,370        3,423,571
                                            ----------       ----------       ----------       ----------

OPERATING INCOME                               294,994          230,019          524,863          463,260
                                            ----------       ----------       ----------       ----------
OTHER REVENUE (EXPENSE)
     Interest income                                --               --               --               --
     Interest expense                          (38,360)         (26,241)         (70,087)         (51,237)
     Other                                      53,032            9,472           58,011            4,677
                                            ----------       ----------       ----------       ----------

              Total other income (expense)      14,672          (16,769)         (12,076)         (46,560)
                                            ----------       ----------       ----------       ----------
INCOME  BEFORE INCOME TAXES  FROM
CONTINUING OPERATIONS                          309,666          213,250          512,787          416,700

INCOME TAXES                                   123,270           75,038          193,320          155,928
                                            ----------       ----------       ----------       ----------

INCOME  FROM CONTINUING OPERATIONS             186,396          138,212          319,467          260,772

LOSS FROM DISCONTINUED OPERATIONS, NET              --          (57,576)              --          (99,459)
                                            ----------       ----------       ----------       ----------

NET INCOME                                  $  186,396       $   80,636       $  319,467       $  161,313
                                            ==========       ==========       ==========       ==========

NET INCOME  PER SHARE -BASIC:               $     0.03       $     0.02       $     0.05       $     0.04
  FROM CONTINUING OPERATIONS                ==========       ==========       ==========       ==========

NET INCOME PER SHARE - BASIC:                       --            (0.01)              --            (0.02)
  FROM DISCONTINUED OPERATIONS              ==========       ==========       ==========       ==========

NET INCOME PER SHARE - BASIC                $     0.03       $     0.01       $     0.05       $     0.02
                                            ==========       ==========       ==========       ==========

NET INCOME  PER SHARE - DILUTED:            $     0.03       $     0.02       $     0.05       $     0.04
  FROM CONTINUING OPERATIONS                ==========       ==========       ==========       ==========

NET INCOME  PER SHARE - DILUTED:                    --            (0.01)              --            (0.02)
  FROM DISCONTINUED OPERATIONS              ==========       ==========       ==========       ==========

NET INCOME PER SHARE - DILUTED              $     0.03       $     0.01       $     0.05       $     0.02
                                            ==========       ==========       ==========       ==========

BASIC SHARES OUTSTANDING                     6,733,417        6,617,129        6,724,571        6,621,835

EQUIVALENT SHARES - STOCK OPTIONS               94,359          438,022           94,359          226,775
                                            ----------       ----------       ----------       ----------

DILUTED SHARES OUTSTANDING                   6,827,776        7,055,151        6,818,930        6,848,610
                                            ==========       ==========       ==========       ==========

                  See Notes to Consolidated Financial Statement

                 ARIZONA INSTRUMENT CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        Six Months Ended
                                                 -------------------------------
                                                 June 30, 1998     June 30, 1997
                                                 -------------------------------
OPERATING ACTIVITIES:
Net income                                       $  319,467       $   161,312

Adjustments to reconcile net income to net
 cash provided (used) by operating activities:
  Depreciation and amortization                     352,385           407,512
  Decrease (increase) in receivables              1,042,113        (2,214,849)
  Decrease (increase) in inventories                578,110          (547,988)
  Decrease in prepaid expenses and other
     current assets                                   7,596           275,085
  (Increase) decrease in other assets                (9,521)            2,941
  Decrease  in deferred income tax                  193,321                 0
  (Decrease) increase in accounts payable
     and other accrued expenses                    (872,410)        1,464,228
                                                 ----------       -----------
NET CASH PROVIDED (USED) BY
  OPERATING ACTIVITIES                            1,611,060          (451,759)
                                                 ----------       -----------
INVESTING ACTIVITIES:
  Proceeds from the sale of assets                        0                 0
  Gain on the sale of assets                              0                 0
  Purchases of capital equipment                   (162,217)         (333,106)
                                                 ----------       -----------

NET CASH USED BY INVESTING ACTIVITIES              (162,217)         (333,106)

FINANCING ACTIVITIES:
  Net borrowing (payment) under lines of credit    (266,000)          900,000
  Issuance of common stock pursuant to
    stock purchase plan                              29,819            36,511
  Stock issued pursuant to option exercises               0            25,760
  Purchase of treasury stock                        (12,331)                0
  Payments of long-term debt and capital leases    (323,468)         (586,007)
                                                 ----------       -----------
NET CASH (USED) PROVIDED BY
  FINANCING ACTIVITIES                             (571,980)          376,264
                                                 ----------       -----------
NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                              876,863          (408,601)

CASH AND CASH EQUIVALENTS,
  beginning of period                               143,173           597,931
                                                 ----------       -----------
CASH AND CASH EQUIVALENTS
  end of period                                  $1,020,036       $   189,330
                                                 ==========       ===========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 ARIZONA INSTRUMENT CORPORATION AND SUBSIDIAIRES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. CONSOLIDATED FINANCIAL STATEMENTS

The consolidated balance sheet as of June 30, 1998, the consolidated statements of operations and cash flows for the three-month and six-month periods ended June 30, 1998 and 1997 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at June 30, 1998 and the results of operations and cash flows for the three-month and six-month periods ended June 30, 1998 and June 30, 1997 have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1997 Report on Form 10-KSB. The results of operations for the interim periods are not necessarily indicative of the results to be obtained for the entire year.

The Financial Accounting Standards Board recently issued SFAS No. 130 on "Reporting Comprehensive Income" and SFAS No. 131 on "Disclosures about Segments of an Enterprise and Related Information." The "Reporting Comprehensive Income" standard is effective for fiscal years beginning after December 15, 1997. This standard changes the reporting of certain items currently reported in the common stock equity section of the balance sheet. The "Disclosure about Segments of an Enterprise and Related Information" standards is also effective for the fiscal years beginning after December 15, 1997. This standard requires that public companies report certain information about operating segments in their financial statements It also establishes related disclosures about products and services, geographic areas, and major customers.

2. INVENTORIES

Inventories consist of the following

                                   June 30, 1998        December 31, 1997
                                   -------------        -----------------

        Finished Goods              $  263,724              $  582,440

        Components                   1,715,158               1,974,553
                                    ----------              ----------

                                    $1,978,882              $2,556,993
                                    ==========              ==========

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

ITEM 2.  MANAGEMENTS DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

            Six months ended June 30, 1998 and June 30, 1997.

Net sales for the six months ended June 30, 1998 were $7,413,695, an increase of $127,874 or 1.76% from the $7,285,821 generated for the same period of 1997. This increase was due to increased sales of the Company's instruments.

Cost of goods sold for the six months ended June 30, 1998 was $3,327,462, a decrease of $71,528 or 2.10% from the $3,398,990 incurred for the same period of 1997. The decrease in cost of goods sold was due to a change in product mix.

Operating expenses for the six months ended June 30, 1998 were $3,561,370, an increase of $137,799 or 4.03% as compared to operating expenses of $3,423,571 for the same period of 1997. Marketing expenses for the six months ended June 30, 1998 were $1,638,033, a decrease of $172,323 or 9.52% as compared to the $1,810,356 for the same period in 1997. Decreased marketing expenses were due to decreased personnel expenses associated with the Company's turnaround program. General and administrative expenses for the six months ended June 30, 1998 were $936,456, an increase of $49,261 or 5.55% as compared to $887,195 for the same period of 1997, due primarily to increased bad debt and operating expenses. Research and development expenses for the six months ended June 30, 1998 were $648,846, an increase of $276,162 or 74.10% compared to the $372,684 of research and development expenses incurred in the comparable period of 1997. This increase was due primarily to an increase in personnel related costs and expanded responsibility. As a result, operating income for the six months ended June 30, 1998 grew to $524,863, an increase of $61,603 or 13.30% from the operating income of $463,260 earned by the Company for the same period of 1997.

Other expenses for the first six months of 1998 were $12,076, a decrease of $34,484 or 74.06% from the $46,560 in expense realized for the same period of 1997. This was due primarily to an increase in other income which more than offset interest expense.

As a result of these changes, income before taxes for continuing operations for the six months ended June 30, 1998 was $512,787, an increase of $96,087 or 23.06% from the $416,700 recorded for the same period of 1997. Provision for income taxes increased to $193,320 for the six months ended June 30, 1998 as compared to a tax expense of $155,928 for the same period of 1997. The Company expects its provision for income taxes to approximate the amount computed at the statutory rate for 1998. As a result, net income from continuing operations for the first six months of 1998 was $319,467, an increase of $58,695 or 22.51% over the net income from continuing operations of $260,772 achieved for the same period of 1997.

The Company discontinued its tank testing business in 1997. For the first six months of 1998, the Company had no gain or loss from discontinued operations, while the loss from discontinued operations for the first six months of 1997 was $99,459. As a result, net income for the first six months of 1998 was $319,467, an increase of $158,154 or 98.04% from net income of $161,313 generated for the first six months of 1997.

            Three months ended June 30, 1998 and June 30, 1997

Net sales for the three months ended June 30, 1998 were $3,596,300, a decrease of $449,837 or 11.55% from the $4,065,942 generated for the second quarter of 1997. This decrease was due to a decrease in international sales as well as a decrease in Encompass installations.

Cost of goods sold for the three months ended June 30, 1998 were $1,564,200, a decrease of $449,836 or 22.34% from the $2,014,037 incurred for the second quarter of 1997. The decrease in cost of goods sold was due to decreases in sales volume as well as a change in product mix.

Operating expenses for the second quarter of 1998 were $294,994, an increase of $64,975 or 28.25% as compared to operating expenses of $230,019 for the second quarter of 1997. Marketing expenses for the second quarter of 1998 were $865,288, a decrease of $132,976 or 13.32% over the same period in 1997. Decreased marketing expenses were due to decreased personnel expenses as well as reductions associated with the Company's turnaround program. General and administrative expenses for the second quarter of 1998 were $390,928, a decrease of $51,019 or 11.54% as compared to $441,947 for the second quarter of 1997, due primarily to decreased personnel related expenses. Research and development expenses for the second quarter of 1998 were $315,052, an increase of $114,764 or 57.30% compared to the $200,288 of research and development expenses incurred in the second quarter of 1997. This increase was due primarily to an increase in personnel related costs. As a result, operating income for the second quarter of 1998 grew to $294,994, an increase of $64,975 or 28.25% from the operating income of $230,019 earned by the Company for the second quarter of 1997.

Other income (expenses) for the second quarter of 1998 were $14,672 in income, an increase of $31,441 or 188.49% from the $16,769 in expense realized for the second quarter of 1997. The increase in income was due to an increase in other income.

As a result of these changes, income from continuing operations before taxes for the second quarter of 1998 was $309,666, an increase of $96,416 or 45.21% from the $213,250 recorded for the second quarter of 1997. Provision for income taxes increased to $123,270 for the second quarter of 1998 as compared to $75,038 for the second quarter of 1997. The Company expects its provision for income taxes to approximate the amount computed at the statutory rate for 1998. As a result, net income from continuing operations for the second quarter was $186,396, an increase of $48,184 or 34.86% over the net income from continuing operations of $138,212 achieved for the second quarter or 1997.

The Company discontinued its tank testing business in 1997. For the second quarter of 1998, the Company had no gain or loss from discontinued operations, while the loss from discontinued operations for the second quarter of 1997 was $57,576. As a result, net income for the second quarter of 1998 was $186,396, an increase of $105,760, or 131.16% from net income of $80,636 generated for the second quarter of 1997.

The Company has historically experienced and expects to continue to experience quarterly fluctuations, potentially in material amount, in its operating results. A variety of factors influence the Company's operating results in a particular period, including economic conditions in the industries served by the Company, regulatory developments, the timing of significant orders, shipment delays, specific features requested by the customers, the introduction of new products by the Company and its competitors, market acceptance of new products and enhancements of existing products, changes in the cost of materials, disruptions in the sources of supply, seasonal variations of spending by customers, the timing of the Company's expenditures in anticipation of future orders and other factors, many of which are beyond the Company's control.

Except for the historical information contained herein, the discussion in this Report contains or may contain forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Management's Discussion and Analysis, and the Company's Report on Form 10-KSB for the year ended December 31, 1997, as well as those factors discussed elsewhere herein.

Liquidity and Capital Resources

Working capital at June 30, 1998 was $3,203,918, an increase of $646,934 from the working capital of $2,556,984 as of December 31, 1997.Working capital increased due to an increase in cash and a decrease in accounts payable which more than offset a reduction in receivables and inventories. The Company's current ratio as of June 30, 1998 increased to 2.1 from a current ratio of 1.6 as of December 31, 1997.

The Company currently has one line of credit available through a bank, collateralized by accounts receivable. The amount available which under this line is a maximum commitment of $2,000,000 which is available through June 30, 1999. At June 30, 1998, $800,000 had been borrowed under this line of credit.

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

The inability of computers, software and other equipment utilizing microprocessors to recognize and properly process data fields containing a 2-digit year is commonly referred to as the Year 2000 problem. As the year 2000 approaches, such systems may be unable to accurately process certain date-based information.

The Company has identified some applications that will require modification to address the Year 2000 problem. Internal and external resources will be used to make the required modifications and test these modifications. The Company plans on completing the modifications and testing of these modifications by mid 1999.

The total cost to the Company of these Year 2000 problem-related activities is not anticipated to be material. These costs and the date on which the Company plans to complete the modifications and testing to solve the Year 2000 problem are based upon management's estimates. However, there can be no assurance that these estimates will be achieved and that the costs of solving the Year 2000 problem could differ significantly from management's estimates.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Information is incorporated by reference from the Company's Report on Form 10-KSB for the year ended December 31, 1997.

Item 4.  Submission of Matters to a Vote of Security Holders.

          a) The 1998 Annual Meeting of Stockholders of the Company (the "Meeting") was held on June 26, 1998

          b) At the Meeting George G. Hays and Harold D. Schwartz were elected to three-year terms as directors of the Company. Continuing directors include Dr. S. Thomas Emerson, Steven G. Zylstra and Walfred R. Raisanen.

          c) Following is a brief description of the matters voted upon at the Meeting and the results of the voting:

               (1)  Election  of  George  G.  Hays to the  Board  of  Directors:
                    5,785,818 votes for, 153,653 votes withheld.

               (2)  Election of Harold D.  Schwartz  to the Board of  Directors:
                    5,776,818 votes for, 162,653 votes withheld.

Item 5.  Other Information

Pursuant to Rule 14a-5 under the Securities Exchange Act of 1934, as amended effective June 29, 1998:

          (l) The deadline for submitting shareholder proposals for inclusion in the Company's proxy statement and form of proxy for the Company's 1999 annual meeting of shareholders pursuant to Rule 14a-8 is February 1, 1999.

          (2) The date after which notice of a shareholder proposal submitted outside the processes of Rule 14a-8 is considered untimely is April 16, 1999.

Item 6.  Exhibits and Reports on Form 8-K

(a)

3.1 Composite Certificate of Incorporation of Registrant as amended through July 5, 1994. Incorporated by reference from the Form 8-A filed on June 26, 1996.

3.2 Bylaws of Registrant. Incorporated by reference from the Form 8-A filed on June 26, 1996.

10 *Loan and Security Agreement between Registrant and Imperial Bank dated as of June 30, 1998.

27       *Financial Data Schedule

         * Filed herewith

(b) The following Form 8-K, as amended, was filed by registrant during the quarter ended June 30, 1998:

         Form 8-K filed June 29, 1998 reporting under Item 4 that on June 22, 1998 Registrant dismissed Deloitte & Touche LLP as its principal independent accountant, and that on June 23, 1998 Registrant engaged Toback CPAs as its new principal accountant. Amendment No. 1 to such Form 8-K, which attached certain required correspondence from Deloitte & Touche, was filed on July 7, 1998.

Pursuant to the requirements of the securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



August  13, 1998        /s/ George G. Hays
--------------          ----------------------------------
Date                        George G. Hays, President, CEO
                            (Authorized officer)

August 13, 1998         /s/ Linda J. Shepherd
---------------         ----------------------------------
Date                        Controller
                            (Principal accounting officer)