Form 10QSB
period 1998-09-30
ARIZONA INSTRUMENT CORP
filed 1998-11-13
CIK 724904

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  Form 10-QSB

                       QUARTERLY REPORT UNDER SECTION 18
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 1998                  Commission File Number
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

                                 Yes [X]  No [ ]

Transitional Small Business Disclosure Format (check one):

                                 Yes [ ]  No [X]

As of November 6, 1998, 6,862,523 shares of Common Stock ($0.01 par value) were outstanding.

                         ARIZONA INSTRUMENT CORPORATION

                                TABLE OF CONTENTS


PART 1.   FINANCIAL INFORMATION

Item 1    Financial Statements

          Consolidated Balance Sheets
          September 30, 1998 and December 31, 1997

          Consolidated Statements of Operations
          Three and nine months ended September 30, 1998 and September 30, 1997

          Consolidated Statements of Cash Flows
          Nine months ended September 30, 1998 and September 30, 1997

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

Item 5    Other Information

Item 6    Exhibits and Reports on Form 8-K

                 ARIZONA INSTRUMENT CORPORATION AND SUBSIDIARIES
                 -----------------------------------------------

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                                                                 -------------------------------------------
                                                                 September 30, 1998        December 31, 1997
                                                                 -------------------------------------------
                     ASSETS
          ----------------------------
CURRENT ASSETS:
  Cash and cash equivalents                                      $        1,482,034        $         143,173
  Receivables, net                                                        3,060,952                3,990,192
  Inventories                                                             1,851,190                2,556,993
  Prepaid expenses and other current assets                                  78,722                   49,942
                                                                 -------------------------------------------
    Total current assets                                                  6,472,898                6,740,300

PROPERTY, PLANT AND EQUIPMENT, net                                          888,817                  975,180
GOODWILL, net of accumulated amortization                                 1,540,186                1,680,261
DEFERRED INCOME TAXES                                                     1,162,970                1,431,237
OTHER ASSETS                                                                641,218                  764,738
                                                                 -------------------------------------------
TOTAL ASSETS                                                     $       10,706,090        $      11,591,716
                                                                 ===========================================


           LIABILITIES AND SHAREHOLDERS' EQUITY
----------------------------------------------------------
CURRENT LIABILITIES
  Lines of credit                                                $          800,000        $       1,066,000
  Accounts payable                                                          393,891                1,342,539
  Current portion of long-term debt and
    capital lease obligations                                                18,641                  284,801
  Other accrued expenses                                                  1,662,148                1,489,976
                                                                 -------------------------------------------

    Total current liabilities                                             2,874,680                4,183,316
                                                                 -------------------------------------------

LONG-TERM DEBT AND CAPITAL LEASE
  OBLIGATIONS - less current portions                                         9,297                   93,444

SHAREHOLDERS' EQUITY Common stock, .01 par value per share:
    Authorized, 10,000,000 shares;
    Issued, 6,819,582 and 6,774,696 shares                                   68,196                   67,747
  Preferred stock, $.01 par value per share:
    Authorized, 1,000,000 shares
  Additional paid-in capital                                              9,856,334                9,826,964
  Deficit                                                                (1,867,635)              (2,357,304)
                                                                 -------------------------------------------
                                                                          8,056,894                7,537,407
  Less treasury stock, 98,496 shares at cost                               (234,782)                (222,451)
                                                                 -------------------------------------------
    Total shareholders' equity                                            7,822,112                7,314,956
                                                                 -------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                       $       10,706,090        $      11,591,716
                                                                 ===========================================

         SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 ARIZONA INSTRUMENT CORPORATION AND SUBSIDIARIES
                 -----------------------------------------------

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------

                                                   Three Months Ended                 Nine Months Ended
                                             ------------------------------    ------------------------------
                                             Sept 30, 1998    Sept 30, 1997    Sept 30, 1998    Sept 30, 1997
                                             -------------    -------------    -------------    -------------
NET SALES                                    $   3,120,784    $   3,078,738    $  10,534,479    $  10,364,559

COST OF GOODS SOLD                               1,213,579        1,858,148        4,541,041        5,257,138
                                             -------------    -------------    -------------    -------------

              Gross margin                       1,907,205        1,220,590        5,993,438        5,107,421
                                             -------------    -------------    -------------    -------------
EXPENSES
     Marketing                                     731,187          995,716        2,369,221        2,806,071
     General & administrative                      489,164        1,037,252        1,558,956        1,972,651
     Research & development                        333,290          368,813          982,136          741,497
     Amortization & depreciation                   104,239          149,586          308,937          454,718
                                             -------------    -------------    -------------    -------------

              Total Expenses                     1,657,881        2,551,367        5,219,250        5,974,937
                                             -------------    -------------    -------------    -------------

OPERATING INCOME                                   249,324       (1,330,777)         774,188         (867,516)
                                             -------------    -------------    -------------    -------------
OTHER REVENUE (EXPENSE)
     Interest income                                  --               --               --               --
     Interest expense                              (16,619)         (46,946)         (86,707)         (98,184)
     Other                                           7,924            3,770           65,934            8,448
                                             -------------    -------------    -------------    -------------

              Total other income (expense)          (8,695)         (43,176)         (20,773)         (89,736)
                                             -------------    -------------    -------------    -------------
INCOME  BEFORE INCOME TAXES  FROM
CONTINUING OPERATIONS                              240,629       (1,373,953)         753,415         (957,252)

INCOME TAXES                                        74,946         (517,980)         268,267         (427,980)
                                             -------------    -------------    -------------    -------------

INCOME  FROM CONTINUING OPERATIONS                 165,683         (855,973)         485,148         (529,272)

LOSS FROM DISCONTINUED OPERATIONS, NET                --           (499,840)            --           (665,227)
                                             -------------    -------------    -------------    -------------

NET INCOME                                   $     165,683    $  (1,355,813)   $     485,148    $  (1,194,499)
                                             =============    =============    =============    =============

NET INCOME  PER SHARE -BASIC:
       FROM CONTINUING OPERATIONS            $        0.02    $       (0.13)   $        0.07    $       (0.08)
                                             =============    =============    =============    =============

NET INCOME PER SHARE - BASIC:
       FROM DISCONTINUED OPERATIONS                   --              (0.08)            --              (0.10)
                                             =============    =============    =============    =============

NET INCOME PER SHARE - BASIC                 $        0.02    $       (0.20)   $        0.07    $       (0.18)
                                             =============    =============    =============    =============

NET INCOME  PER SHARE - DILUTED:
       FROM CONTINUING OPERATIONS            $        0.02    $       (0.13)   $        0.07    $       (0.08)
                                             =============    =============    =============    =============

NET INCOME  PER SHARE - DILUTED:
       FROM DISCONTINUED OPERATIONS                   --              (0.08)            --              (0.10)
                                             =============    =============    =============    =============

NET INCOME PER SHARE - DILUTED               $        0.02    $       (0.20)   $        0.07    $       (0.18)
                                             =============    =============    =============    =============



BASIC SHARES OUTSTANDING                         6,836,195        6,626,542        6,737,287        6,634,679

EQUIVALENT SHARES - STOCK OPTIONS                     --               --               --               --
                                             -------------    -------------    -------------    -------------

DILUTED SHARES OUTSTANDING                       6,836,195        6,626,542        6,737,287        6,634,679
                                             =============    =============    =============    =============

         See  Notes  to  Consolidated  Financial  Statements

                 ARIZONA INSTRUMENT CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                Nine Months Ended

                                                    ----------------------------------------
                                                    September 30, 1998    September 30, 1997
                                                    ----------------------------------------
OPERATING ACTIVITIES:
  Net income                                        $          485,149    $       (1,494,499)

  Adjustments to reconcile net income to net cash
    provided  (used) by operating activities:
    Depreciation and amortization                              515,632               979,666
    Decrease in receivables                                    929,240               375,716
    Decrease (increase) in inventories                         705,803              (808,241)
    (Increase) decrease in prepaid expenses and
       other current assets                                    (24,261)              422,920
    Decrease in other assets                                    48,999               207,039
    Decrease (increase) in deferred income tax                 268,267              (463,162)
    (Decrease) increase in accounts payable
       and other accrued expenses                             (776,475)              449,161
                                                    ------------------    ------------------
NET CASH PROVIDED (USED) BY
  OPERATING ACTIVITIES                                       2,152,354              (331,400)
                                                    ------------------    ------------------
INVESTING ACTIVITIES:
   Proceeds from the sale of assets                                  0                     0
   Gain on the sale of assets                                        0                     0
   Purchases of capital equipment                             (214,672)             (480,785)
                                                    ------------------    ------------------

NET CASH USED BY INVESTING ACTIVITIES                         (214,672)             (480,785)

FINANCING ACTIVITIES:
   Net (payment) borrowing under lines of credit              (266,000)            1,070,000
   Issuance of common stock pursuant to
      stock purchase plan                                       29,819                72,806
  Stock issued pursuant to option exercises                          0                43,240
  Purchase of treasury stock                                   (12,331)                    0
  Payments of long-term debt and capital leases               (350,309)             (696,446)
                                                    ------------------    ------------------
NET CASH (USED) PROVIDED BY
  FINANCING ACTIVITIES                                        (598,821)              489,600
                                                    ------------------    ------------------
NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                       1,338,861              (322,585)

CASH AND CASH EQUIVALENTS,
  beginning of period                                          143,173               597,931
                                                    ------------------    ------------------
CASH AND CASH EQUIVALENTS
  end of period                                     $        1,482,034    $          275,346
                                                    ==================    ==================

Supplemental cash flow information:

         SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 ARIZONA INSTRUMENT CORPORATION AND SUBSIDIAIRES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       CONSOLIDATED FINANCIAL STATEMENTS

The consolidated balance sheet as of September 30, 1998, the consolidated statements of operations and cash flows for the three-month and nine-month periods ended September 30, 1998 and 1997 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at September 30, 1998 and the results of operations and cash flows for the three-month and nine-month periods ended September 30, 1998 and September 30, 1997 have been made.

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

2.       INVENTORIES

Inventories consist of the following

                                      September 30,      December 31,
                                      1998               1997
                                      -------------      ------------

          Finished Goods              $     214,122      $    582,440

          Components                      1,637,068         1,974,553
                                      -------------      ------------

                                      $   1,851,190      $  2,556,993
                                      =============      ============

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

ITEM 2.  MANAGEMENTS DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

          Nine months ended September 30, 1998 and September 30, 1997.

Net sales for the nine months ended September 1998 were $10,534,479, an increase of $169,920 or 1.64% from the $10,364,559 generated for the same period of 1997. This increase was due to increased sales of the Company's instruments which more than offset the decline in installation revenue.

Cost of goods sold for the nine months ended September 30, 1998 was $4,541,041, a decrease of $716,097 or 13.62% from the $5,257,138 incurred for the same period of 1997. The decrease in cost of goods sold was due to a change in product mix to more profitable products and a decrease in expenses related to warranty and inventory obsolescence.

Operating expenses for the nine months ended September 30, 1998 were $5,219,250, a decrease of $755,687 or 12.65% as compared to operating expenses of $5,974,937 for the same period of 1997. Marketing expenses for the nine months ended September 30, 1998 were $2,369,221, a decrease of $436,850 or 15.57% as compared to the $2,806,071 for the same period in 1997. Decreased marketing expenses were due to decreased personnel expenses associated with the Company's turnaround program and decreased promotional expenses. General and administrative expenses for the nine months ended September 30, 1998 were $1,558,956, a decrease of $413,695 or 20.97% as compared to $1,972,651 for the same period of 1997, due primarily to a reduction of bad debt expense and reduced personnel expenses. Research and development expenses for the nine months ended September 30, 1998 were $982,136, an increase of $240,639 or 32.45% compared to the $741,497 of research and development expenses incurred in the comparable period of 1997. This increase was due primarily to an increase in personnel related costs and expanded responsibilities of the research and development department. As a result, operating income for the nine months ended September 30, 1998 grew to $774,188, an increase of $1,641,704 from the operating loss of $867,516 earned by the Company for the same period of 1997.

Other expenses for the first nine months of 1998 were $20,773, a decrease of $68,964 or 76.85% from the $89,736 in expense realized for the same period of 1997. This was due primarily to an increase in other income and a decrease in interest expense.

As a result of these changes, income before taxes for continuing operations for the nine months ended September 30, 1998 was $753,415, an increase of $1,710,667 from the loss of $957,252 recorded for the same period of 1997. Provision for income taxes increased to $268,267 for the nine months ended September 30, 1998 as compared to a tax deferment of $427,980 for the same period of 1997. The Company expects its provision for income taxes to approximate the amount computed at the statutory rate for 1998. As a result, net income from continuing operations for the first nine months of 1998 was $485,148, an increase of $1,014,420 or over the net loss from continuing operations of $529,272 achieved for the same period of 1997.

The Company discontinued its tank testing business in 1997. For the first nine months of 1998, the Company had no gain or loss from discontinued operations, while the loss from discontinued operations for the first nine months of 1997 was $665,227. As a result, net income for the first nine months of 1998 was $485,148, an increase of $1,679,647 from net loss of $1,194,499 generated for the first nine months of 1997.

          Three months ended September 30, 1998 and September 30, 1997

Net sales for the three months ended September 30, 1998 were $3,120,784, an increase of $42,046 or 1.37% from the $3,078,738 generated for the third quarter of 1997. This increase was due to increased sales of the Company's instruments which more than offset the decrease of installation revenues

Cost of goods sold for the three months ended September 30, 1998 were $1,213,579, a decrease of $644,569 or 34.69% from the $1,858,148 incurred for the third quarter of 1997. The decrease in cost of goods sold was due to a change in product mix as well as a decrease in expenses related to warranty and inventory obsolescence.

Operating expenses for the third quarter of 1998 were $1,657,882, a decrease of $893,485 or 35.02% as compared to operating expenses of $2,551,367 for the third quarter of 1997. Marketing expenses for the third quarter of 1998 were $731,188, a decrease of $264,528 or 26.57% over the same period in 1997. Decreased marketing expenses were due to decreased personnel expenses as well as expense reductions associated with the Company's turnaround program. General and administrative expenses for the third quarter of 1998 were $489,164, a decrease of $548,088 or 52.84% as compared to $1,037,252 for the third quarter of 1997, due primarily to decreased personnel related expenses. Research and development expenses for the third quarter of 1998 were $333,290, a decrease of $35,523 or 9.63% compared to the $368,813 of research and development expenses incurred in the third quarter of 1997. This decrease was due primarily to a decrease in outside research projects. As a result, operating income for the third quarter of 1998 grew to $249,323, an increase of $1,580,100 from the operating loss of $1,330,777 generated by the Company for the third quarter of 1997.

Other income (expenses) for the third quarter of 1998 were $8,695 in expense, a decrease of $34,481 or 79.86% from the $43,176 in expense realized for the third quarter of 1997. The increase in income was due to an increase in other income and reduction of interest expense.

As a result of these changes, income from continuing operations before taxes for the third quarter of 1998 was $240,628, an increase of $1,614,581 from the $1,373,953 loss recorded for the third quarter of 1997. Provision for income taxes increased to $74,946 for the third quarter of 1998 as compared to a tax deferment of $517,980 for the third quarter of 1997. The Company expects its provision for income taxes to approximate the amount computed at the statutory rate for 1998. As a result, net income from continuing operations for the third quarter was $165,682, an increase of $1,021,655 or over the net loss from continuing operations of $855,973 generated for the third quarter or 1997.

The Company discontinued its tank testing business in 1997. For the third quarter of 1998, the Company had no gain or loss from discontinued operations, while the loss from discontinued operations for the third quarter of 1997 was $499,840. As a result, net income for the third quarter of 1998 was $165,682, an increase of $1,521,495 from net loss of $1,355,813 generated for the third quarter of 1997.

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

Liquidity and Capital Resources

Working capital at September 30, 1998 was $3,598,218, an increase of $1,041,234 from the working capital of $2,556,984 as of December 31, 1997.Working capital increased due to an increase in cash and a decrease in accounts payable which more than offset a reduction in receivables and inventories. The Company's current ratio as of September 30, 1998 increased to 2.3 from a current ratio of
1.6 as of December 31, 1997.

The Company currently has a line of credit available through a bank, collateralized by the Company's assets. The amount available under this line is a maximum commitment of $2,000,000 which is available through June 30, 1999. At September 30, 1998, $800,000 had been borrowed under this line of credit.

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

The Company has identified some applications that will require modification to address the Year 2000 problem. Internal and external resources will be used to make the required modifications and test these modifications. The Company plans on completing the modifications and testing of these modifications by mid-1999.

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Information is incorporated by reference from the Company's Report on Form 10-KSB for the year ended December 31, 1997

Item 5.  Other information

On September 8, 1998 the Company received a letter from Nasdaq Stock Market, Inc. informing the Company that its shares of common stock had failed to maintain a closing bid price of greater than or equal to $1.00, as required for continued listing on the Nasdaq SmallCap Market. The letter stated that if the closing bid for the Company's common stock did not reach $1.00 or greater for 10 consecutive days by December 8, 1998, the Company's securities would be subject to delisting from the Nasdaq SmallCap Market. To stay the delisting, the Company may request a hearing by the close of business on December 8, 1998. The Company's management is considering various responses to this letter, including taking action to raise the closing bid price for the Company's common stock to $1.00 or greater. If the Company's securities are delisted from the Nasdaq SmallCap Market, the market value of the securities would likely decline and holders of the Company's common stock would find it difficult to trade, or obtain accurate quotations as to the market value of the Company's common stock.

Item 6.  Exhibits and Reports on Form 8-K

(a)

3.1 Composite Certificate of Incorporation of Registrant as amended through July 5, 1994. Incorporated by reference from the Form 8-A filed on June 26, 1996.

3.2 Bylaws of Registrant. Incorporated by reference from the Form 8-A filed on June 26, 1996.

27       *Financial Data Schedule

         * Filed herewith

(b) The following Form 8-K, as amended, was filed by Registrant during the quarter ended September 30, 1998:

         Amendment No. 1 to Form 8-K was filed on July 7, 1998. The amendment amended the Form 8-K filed June 29, 1998 reporting under Item 4 that on June 22, 1998 Registrant dismissed Deloitte & Touche LLP as its principal independent accountant, and that on June 23, 1998 Registrant engaged Toback CPAs as its new principal accountant. The Amendment attached certain required correspondence from Deloitte & Touche.

Pursuant to the requirements of the securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



August  13, 1998      /s/ George G. Hays
----------------      ------------------
Date                  George G. Hays, President, CEO
                      (Authorized officer)

August 13, 1998       /s/ Linda J. Shepherd
---------------       ---------------------
Date                  Controller
                      (Principal accounting officer)