Form 10KSB
period 1998-12-31
ARIZONA INSTRUMENT CORP
filed 1999-03-31
CIK 724904

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10KSB

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

    For the fiscal year ended December 31, 1998

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 (no fee required)

    For the transition period from _________ to __________.

    Commission File Number: 0-12575


                         ARIZONA INSTRUMENT CORPORATION
           -----------------------------------------------------------
           (Name of small business issuer as specified in its charter)


          Delaware                                               86-0410138
-------------------------------                              ------------------
(State or other jurisdiction of                                 (IRS Employer
incorporation or organization)                               Identification No.)

  4114 East Wood Street, Phoenix, AZ                               85040
----------------------------------------                         ---------
(Address of principal executive offices)                         (Zip Code)

Issuer's telephone number: (602) 470-1414

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.01 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference In Part III of this Form 10-IKSB or any amendment to this Form 10-KSB. [ ]

As of March 23, 1999, the aggregate market value of the voting stock held by non-affiliates of the registrant was $2,667,519. The aggregate market value is computed with reference to the average bid and asked prices. Shares of Common Stock held by each officer and director and by such person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive.

Issuers revenues for its most recent fiscal year were $13,736,981.

As of March 23, 1999, 1,362,975 shares of Common Stock ($.01 par value adjusted to reflect a 5 to 1 reverse stock split effective February 16, 1999) were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Part III: Portions of the Proxy Statement for the 1999 Annual
          Shareholders' Meeting (to be filed).

Unless the context indicates otherwise, the term "Company" or "AZI" refers to Arizona Instrument Corporation and its wholly-owned subsidiaries.

Except for the historical information contained herein, the discussion in this Form 10-KSB contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. The forward-looking statements include statements regarding management's anticipation of the Company's future market position, development of additional products, product introduction and delivery dates, reliability of products, adequate sources of supplies, acquisition of related product lines or companies, positive responses to new developments, and availability and terms of credit. The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties, and on assumptions that involve judgments with respect to, among other things, future economic, competitive and market conditions, research and development results, product introduction and delivery schedules, raw materials, market conditions, stability of the regulatory environment, future business decisions and the outcome of negotiations with its lender, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements, many of which are beyond the control of the Company, are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in forward-looking information will be realized. Important factors which may cause actual results to differ materially from those contemplated or implied by such forward-looking statements are discussed in more detail in this form 10-KSB and the Company's 1998 Annual Report to Shareholders. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

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

         AZI's initial product was the Computrac moisture analyzer for use in process control industries, but the Company has expanded into other product areas. In December 1986, AZI acquired Jerome Instrument Corporation ("Jerome"), a manufacturer of mercury and hydrogen sulfide gas analyzers. In January 1988, AZI completed the acquisition of certain assets from Genelco, Inc. ("Genelco") including the Soil Sentry line of UST leak detection systems. In June 1994, the Company introduced the ENCOMPASS(TM) product, its next generation of fuel management and leak detection compliance systems. In September 1992, the Company acquired Horizon, a company that specialized in testing and engineering services for USTs; however, the Company discontinued Horizon's operations during 1997.

         On March 9, 1999, BP Oil Company filed suit in United States District Court in the Northeast District of Ohio, alleging breach of contract and breach of warranty by AZI in the sale of Encompass systems to BP Oil Company. BP Oil Company seeks approximately $2.0 million in actual damages plus an additional several million dollars in incidental and consequential damages. AZI intends to vigorously defend this action. Unless a favorable result can be obtained for AZI in this dispute, the defense and ultimate resolution of this action could have a material adverse effect upon the Company.

ENCOMPASS(TM) AND SOIL SENTRY PRODUCT LINE

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

         Sales of the Company's Encompass and Soil Sentry products for 1998 failed to meet industry analysts expectations. The Company believes the slower sales are due to decisions by many UST operators to seek less expensive methods of meeting regulatory requirements such as annual tank testing, combined with monthly inventory reconciliation or statistical inventory reconciliation.

HORIZON

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

         Markets - Horizon had been engaged since 1990 in the business of testing USTs for leakage using EPA-recognized testing methods. Due to its declining market share in tank testing, and its inability to generate profits from tank upgrades, Horizon's operations were discontinued in 1997.

JEROME PRODUCT LINE

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

         In December 1995, the Company announced that it completed proof of concept of its new line of Computrac 3000 moisture analyzers with Alpha and Beta production units completed in 1996. The Computrac 3000, targeted at the worldwide titration market, requires no toxic reagents, is simple to use and maintain, and offers excellent correlation and repeatability. The Computrac 3000 was released for sale to customers during 1997 and additional product enhancements are under development.

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

PRODUCT RELIABILITY AND QUALITY CONTROL

         The Company believes its products are highly reliable. The Company's products have built-in self-test features which are designed to insure that the instrument is functioning properly and will provide an accurate result. If any of the self-tests indicate abnormal conditions, the operator is alerted by a light, and a coded display indicates the type of malfunction. The Company's products have one-, two- and five-year parts and labor warranties. For the year ended December 31, 1998, warranty expense approximated 2% of net sales.

         In February 1996, the Company achieved ISO 9001 Quality System Certification. This certification is registered through SGS International Certification Services, Inc., an ANSI-RAB accredited registrar. The ISO 9001 certification defines models for quality assurance in every phase of business operations including design, development, quality control, customer service, production, installation and service. Certification to the worldwide ISO 9001 standard documents that the Company has in place policies, practices and procedures to provide services using quality management systems in compliance with International Organization of Standardization (ISO) model.

MANUFACTURING AND SOURCES OF SUPPLY

         The majority of the Company's manufacturing costs are for purchased components. Certain components are then provided to outside companies for subassembly, with final assembly and testing performed by the Company. While in some cases, the Company relies on sole source vendors, secondary vendors are generally available. Raw materials and component parts are supplied by vendors to the Company pursuant to specifications set by AZI. The Company has initiated a vendor qualification program, and believes that, if necessary, the raw materials and components supplied by sole source vendors could be supplied by such other vendors without a material disruption of the manufacturing process.

MARKETING AND SALES; BACKLOG

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

         A single customer, B.P. Oil Company, represented approximately 13% of net sales in 1998. The Company is actively seeking to diversify sales of its products to other customers and anticipates that additional customers will be added in the next 12 months.

         Most export sales are to foreign distributors. The Company is unable to determine which industries are served by the export sales, but believes them to be similar in pattern to domestic sales. Export sales were approximately 17% of total sales in 1998, with no sales to any country exceeding 10% of net sales. (See Note I to the Consolidated Financial Statements)

         The Company's business with United States government agencies is effected through two contracts with the General Services Administration. Both Jerome and Soil Sentry products are available for purchase by federal agencies through these contracts. None of the contracts provide for renegotiation of profits, except upon renewal of such contract or termination at the election of the government. The contracts expired in January 1999 and were renewed for 1 year. The Company's products and services are not subject to government approval. The Company is not aware of any pending government regulations which would materially affect its business.

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

RESEARCH AND DEVELOPMENT

         The Company believes that the development of new products, enhancements for existing products, and the development of new applications for its existing products are critical to its success. Research and development expenses increased 35% in 1998 compared to 1997. Expenditures for research and development for the years ended December 31, 1998, 1997 and 1996 were $1,324,640, $984,628, and $720,133, respectively. This represented 9.6% of sales in 1998, 6.5% of sales in 1997, and 6.8% of sales in 1996. The Company's research and development expenditures for 1998 were channeled into the development of new products in all three product lines. The Company also intends to develop additional instrumentation products and services through OEM relationships and the acquisition of related product lines or instrument companies. During 1997, the Company reorganized its Engineering function, which had the effect of increasing Research and Development expenses which were previously accounted for in the Cost of Goods Sold.

PATENTS, LICENSES AND TRADEMARKS

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

EMPLOYEES

         As of December 31, 1998, the Company had a total of 73 full time employees and 2 part-time employees. The Company provides ongoing training to its technical and sales personnel. None of the Company's employees are represented by a union. Management believes that relations between the Company and its employees are excellent.

ITEM 2. DESCRIPTION OF PROPERTY

         The Company currently leases approximately 35,000 square feet in Phoenix, Arizona. All administration, sales, customer service, engineering and manufacturing for the Company are in the Phoenix facility. The lease on this building expires in August 2003. The Company believes that its facilities are modern, well-maintained and in excess of its current needs. The Company is seeking to reduce its occupancy expenses.

ITEM 3. LEGAL PROCEEDINGS

         On March 9, 1999, BP Oil Company filed suit in United States District Court in the Northeast District of Ohio, alleging breach of contract and breach of warranty by AZI in the sale of Encompass systems to BP Oil Company. BP Oil Company seeks approximately $2.0 million in actual damages plus an additional several million dollars in incidental and consequential damages. AZI intends to vigorously defend this action. Unless a favorable result can be obtained for AZI, the defense and ultimate resolution of this action will have a material adverse effect upon the Company.

         On March 7, 1997, the Company was served with a summons and first amended complaint which was filed in the United States District Court for the District of Idaho on February 28, 1997 by United Co-op, Inc. and Idaho Petroleum Clean Water Trust Fund. The complaint alleges breach of contractual promises and breach of warranties in a commercial transaction for tank and line tightness services. The Company agreed to a settlement of this matter in March 1999.

         From time to time, the Company is involved in routine litigation that is incidental to its business. The Company is not currently involved in any other legal proceedings, the result of which the Company believes would have a material adverse effect upon the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company did not submit any matters to a vote of security holders in the fourth quarter of 1998.

EXECUTIVE OFFICERS OF THE REGISTRANT

         Set forth below is certain information regarding executive officers of the Company.

         George G. Hays, age 43, is the President, Chief Executive Officer and Chairman of the Board of Directors. Mr. Hays joined the Company in 1997 as Vice President of Finance, Chief Financial Officer, and Vice President of Manufacturing. In November 1997, Mr. Hays was elected President and Chief
Executive Officer for the Company. In January 1998, Mr. Hays was elected Chairman of the Board of Directors. Prior to his position with the

Company, Mr. Hays was president and founder of Hays Financial Group, Inc., an investment banking firm, since 1986.

         Linda Shepherd, age 47, is the Controller, Chief Accounting Officer, and Corporate Secretary of the Company. Ms. Shepherd has been an accountant for the Company since 1984. In mid 1997, Ms. Shepherd became the Controller and Chief Accounting Officer of the Company, and in mid 1998, Ms. Shepherd assumed the position of Corporate Secretary. Prior to joining AZI, Ms. Shepherd was an accountant for a local trucking firm.

         Executive officers are elected annually and serve at the discretion of the Board of Directors.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock trades on the Nasdaq Small Cap Market. As of March 23, 1999, there were approximately 400 shareholders of record of the Company's common stock, its only class of common equity. The high and low sales prices set forth below are derived from information provided by The Nasdaq Stock Market.

              1998                        HIGH             LOW
              ----                        ----             ---
         First Quarter                    1.41             0.84
         Second Quarter                   1.63             1.06
         Third Quarter                    1.16             0.56
         Fourth Quarter                   1.00             0.50

              1997                        HIGH             LOW
              ----                        ----             ---
         First Quarter                    3.13             2.18
         Second Quarter                   2.50             1.50
         Third Quarter                    1.88             1.47
         Fourth Quarter                   1.72             0.84

         The Company has never paid a cash dividend and currently intends to retain all earnings for use in its business. The declaration and payment of dividends in the future will be determined by the Board of Directors in light of conditions then existing, including the Company's earnings, financial condition, capital requirements and other factors. Dividends are also restricted by the Company's lines of credit agreements with the Company's bank. See "Management's Discussion and Analysis or Plan of Operation."

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         Except for the historical information contained herein, the discussion in this Form 10-KSB contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. The forward-looking statements include statements regarding management's anticipation of the Company's future market position, development of additional products, product introduction and delivery dates, reliability of products, adequate sources of supplies, acquisition of related product lines or companies positive responses to new developments, and availability and terms of credit. The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties, and on assumptions that involve judgments with respect to, among other things, future economic, competitive and market conditions, research and development results, product introduction and delivery schedules, raw materials, market conditions, stability of the regulatory environment, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements, many of which are beyond the control of the Company, are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in forward-looking information will be realized. Important factors which may cause actual results to differ materially from those contemplated or implied by such forward-looking statements are discussed in more detail in this Form 10-KSB and the Company's 1998 Annual Report to Shareholders. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

RESULTS OF OPERATIONS

The following table sets forth items in the Company's Consolidated Statements of Operations as a percent of total net sales for the years ended December 31 1998, 1997 and 1996. See ITEM 7 FINANCIAL STATEMENTS.

                                Percentage of net Sales       Percentage change
                                Year Ended December 31,       over prior periods
                               -------------------------      ------------------
                                                              1998 vs   1997 vs
                                1998      1997      1996       1997      1996
                                ----      ----      ----       ----      ----
NET SALES                      100.0%    100.0%    100.0%      -9.8%     42.8%
COST OF GOODS SOLD              46.6%     51.8%     41.4%     -18.9%     78.8%
                               -----     -----     -----

    Gross margin                53.4%     48.2%     58.6%      -0.1%     17.5%
                               -----     -----     -----
EXPENSES
 Marketing                      22.9%     25.5%     26.1%     -19.0%     39.4%
 General & administrative       12.6%     17.9%     15.8%     -36.3%     61.6%
 Research & development          9.6%      6.5%      6.8%      34.5%     36.7%
 Amortization & depreciation     4.6%      4.0%      5.4%       5.6%      5.5%
                               -----     -----     -----

  Total Expenses                49.7%     53.9%     54.1%     -16.5%     42.2%
                               -----     -----     -----

OPERATING INCOME (LOSS)          3.7%     (5.7)%     4.5%    -159.6%   -271.0%
                               -----     -----     -----
OTHER REVENUE (EXPENSE)
 Interest income                 0.0%      0.1%      0.2%    -100.0%    -33.3%
 Interest expense               (0.8)%    (0.9)%    (1.9)%    -24.3%    -31.2%
 Settlement of litigation        0.0%      0.0%      9.4%       0.0%   -100.0%
 Other                           0.5%      0.0%      0.6%  -3,648.8%   -103.2%
                               -----     -----     -----

  Total other income (expense)  (0.3)%    (0.8)%     8.3%     -74.2%   -114.2%
                               -----     -----     -----
INCOME (LOSS) BEFORE INCOME
TAXES                            3.4%     (6.5)%    12.8%    -148.5%   -170.4%

INCOME TAXES (BENEFIT)           2.5%     (2.4)%    (4.1)%   -194.0%    -17.0%
                               -----     -----     -----
NET INCOME (LOSS) FROM
 CONTINUING OPERATIONS           0.9%     (4.1)%    16.9%    -120.9%   -133.1%
                               -----     -----     -----
GAIN (LOSS) FROM
 DISCONTINUED OPERATIONS         0.0%     (4.2)%    (0.6)%   -100.0%   -788.7%
                               -----     -----     -----

NET INCOME                       0.9%     (8.3)%    16.3%    -110.1%   -171.0%
                               =====     =====     =====

1998 vs. 1997

         Net sales decreased by $1,495,338 or 9.8% to $13,736,981 in 1998 from $15,232,319 in 1997. Sales decreased primarily due to lower Encompass installation and service revenues, which were partially offset by increases in sales of Computrac and Jerome instruments.

         Cost of goods sold decreased by $1,488,032 or 18.9% to $6,397,475 in 1998 from $7,885,507 in 1997. Cost of goods sold was 46.6% of sales in 1998 compared to 51.8% of sales in 1997. Gross margin increased primarily due to the substantially larger portion of sales represented by higher margin instrument products, and due to better utilization of manufacturing resources.

         Operating expenses in 1998 decreased by $1,351,282 or 16.5% to $6,837,651 from $8,188,933 in 1997. The decrease in operating expenses for 1998 compared to 1997 was a result of decreased personnel expenses and other expenses achieved in the Company's cost reduction effort. As a result, operating expenses were 49.7% of sales in 1998, as compared to 53.9% of sales in 1997. Marketing expenses decreased by $736,916 or 19.0% to $3,145,068 from $3,881,984 in 1997.
Marketing expenses decreased primarily due to a reduction in promotional activities and the implementation of cost controls. Marketing expenses were 22.9% of sales in 1998 as compared to 25.5% of sales in 1997. General and administrative expenses decreased by $988,083 or 36.3% to $1,732,166 from $2,720,249 in 1997. General and administrative expenses were 12.6% of sales in 1998 as compared to 17.9% of sales in 1997. General and administrative expenses decreased in 1998 due to personnel reductions and other expense reductions including a decrease in severance packages to terminated employees, and the nonrecurrence of expenses associated with shutting down of the Company's office in Singapore. Research and development expenses increased by $340,012 or 34.5% in 1998 to $1,324,640 from $984,628 in 1997. The increase in research and development expenses was primarily the result of a planned increase in research and development personnel to support the new product activities for all the Company's various product lines. Research and development expenses were 9.6% of sales in 1998 as compared to 6.5% of sales in 1997. Amortization and depreciation expenses increased by $33,705 or 5.6% to $635,777 from $602,072 in 1997, due to the purchase of additional capital equipment, including demonstration units of the Company's own instruments as well as computer equipment.

         Other expense in 1998 decreased by $93,230 or 74.2.% to $32,370 as compared to $125,600 in 1997. The decrease in this expense was due to lower interest expense and a gain on the sale of assets which occurred in 1998. Interest expense in 1998 decreased by $33,654 or 24.3% to $104,660 from $138,314 in 1997,due to a decrease in average borrowings and a lower interest rates.

         As a result income from continuing operations before taxes increased by $1,437,206 to $469,485 from a loss before taxes of $967,721 incurred in 1997.

         Income tax expense for 1998 was $344,000 as compared to a benefit of $366,000 for 1997, which was generated due to the Company's loss in 1997.

As a result, income from continuing operations for 1998 was a $125,485, an increase of $727,206 from the loss from continuing operations of $601,721 suffered in 1997.

         The Company had no gain or loss from discontinued operations in 1998. Loss from discontinued operations for 1997 was $636,799 as the Company discontinued its tank testing business which was performed through its Horizon Engineering and Testing, Inc. subsidiary.

         As a result, net income for 1998 increased by $1,364,005 to $125,485 as compared to a net loss in 1997 of $1,238,520.

1997 vs. 1996

         Net sales  increased by $4,568,830 or 42.8% to $15,232,319 in 1997 from
$10,663,489 in 1996. Sales increased primarily due to increased sales of Encompass installations, Encompass systems, and Computrac instruments. Net sales of Jerome instruments declined slightly, while sales generated from customer service activities were unchanged.

         Cost of goods sold increased by $3,474,626 or 78.8% to $7,885,507 in 1997 from $4,410,881 in 1996. Cost of goods sold was 51.8% of sales in 1997 compared to 41.4% of sales in 1996. Gross margin decreased primarily due to the substantially larger portion of sales represented by low margin Encompass installations, and to a lesser extent, a price reduction in the Computrac product line and increases in material costs.

         Operating  expenses  in  1997  increased  by  $2,428,791  or  42.2%  to
$8,188,933 from $5,760,142 in 1996. The percentage increase in operating expenses for 1997 over 1996 was in line with sales growth. Operating expenses were 53.8% of sales in 1997, as compared to 54.0% of sales in 1996. Marketing expenses increased by $1,096,572 or 39.4% to $3,881,984 from $2,785,412 in 1996.
Marketing expenses increased primarily due to increased activities necessary to support the growth in sales, and were 25.5% of sales in 1997 as compared to 26.1% of sales in 1996. General and administrative expenses increased by
$1,036,512  or  61.6%  to  $2,720,249  from  $1,683,737  in  1996.  General  and administrative expenses were 17.9% of sales in 1997 as compared to 15.8% of sales in 1996. General and administrative expenses increased in 1997 due to the costs associated with efforts taken to improve profitability, providing severance packages to terminated employees, the writing off of bad debt, increased reserves for bad debt and other contingencies, shutting down of the Company's office in Singapore, and increased personnel expenses. Research and development expenses increased by $264,495 or 36.7% in 1997 to $984,628 from $720,133 in 1996. The increase in research and development expenses was primarily the result of a planned increase in research and development personnel to support the new product activities for all the Company's various product lines. Research and development expenses were 6.5% of sales in 1997 as compared to 6.8% of sales in 1996. Amortization and depreciation expenses increased by $31,212 or 5.5% to $602,072 from $570,860 in 1996, due to the purchase of additional capital equipment, including demonstration units of the Company's own instruments as well as computer equipment.

         Other expense in 1997 decreased by $1,007,722 or 114.2.% to an expense of $125,600 as compared to income of $882,122 in 1996. The decrease in other expense was due primarily to other expenses of $997,096 recognized in 1996 related to the settlement of litigation, which did not recur in 1997. Interest expense in 1997 decreased by $62,713 or 31.2% to $138,314 from $201,027 in
1996,due to a decrease in average borrowings.

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

LIQUIDITY AND CAPITAL RESOURCES

         Working capital at December 31, 1998 increased $911,921 or 29.1% to $4,045,904 as compared to $3,133,983 of working capital at December 31 1997. The current ratio at December 31, 1998 increased to 2.8 from the current ratio of
1.7 at December 31, 1997. The increase in working capital and the current ratio was primarily due to the Company's positive cash generated from operations.

         At December 31, 1998, accounts receivable was $2,912,630, a decrease of $1,077,562 from the $3,990,192 accounts receivable as of December 31, 1997. Receivables decreased as a result of lower sales, more successful collection efforts, and an increase in allowance for doubtful accounts. The ratio of net sales to ending accounts receivable for 1998 was 4.7 as compared to 3.8 for 1997. This ratio decreased primarily due to a lower portion of sales being shipped during the last part of 1998 as compared to 1997. Inventory at December 31, 1998 was $1,646,804, a decrease of $910,188 from the inventory of $3,990,192 as of December 31, 1997. Inventory decreased due to significantly better inventory management.

         Cash and cash equivalents at December 31, 1998 were $1,098,846, an increase of $955,673 from cash of $143,173 at December 31, 1997. Cash provided by operating activities was $2,199,610 as compared to cash used by operating activities of $283,093 for 1997. Cash provided by operating activities was used to repay debt and purchase capital equipment. The Company reduced its borrowing under line of credit by $766,000 to $300,000 at December 31, 1998 as compared to borrowings of $1,066,000 as of December 31, 1997.

         As of December 31, 1998, the Company was in compliance with its borrowing agreement with Imperial Bank (the "Bank"). At December 31, 1998, the Company had a line of credit with the Bank for $2,000,000 which was collateralized by the Company's assets. At December 31, 1998, the Company had $300,000 outstanding under this lines of credit. The failure to maintain adequate credit facilities would have a material adverse effect on the Company.

YEAR 2000 COMPLIANCE

         The inability of computers, software and other equipment utilizing microprocessors to recognize and properly process data fields containing a 2 digit year is commonly referred to as the Year 2000 problem. As the year 2000 approaches, such systems may be unable to accurately process certain date-based information.

         The Company's current line of products are year 2000 compliant and uses a four digit year data field. However, earlier products in the field do not use the four digit data field. The Company is developing software which would make the earlier products year 2000 compliant.

         The Company has identified some internal accounting applications that will require modification to address the Year 2000 problem. The Company has purchased and is in the process of installing an upgrade of the accounting programs that is year 2000 compliant. Internal and external resources will be used to make the required modifications in both the products and the accounting application and test these modifications. The Company plans on completing the modifications and testing of these modifications by mid 1999.

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

ITEM 7. FINANCIAL STATEMENTS

                         ARIZONA INSTRUMENT CORPORATION

                        CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1998

                                    CONTENTS

                                                                    Page
                                                                    ----

       Independent auditor's report                                   1

       Consolidated financial statements:

           Balance sheets                                             2

           Statements of operations                                   3

           Statements of shareholders' equity                         4

           Statements of cash flows                                 5 - 6

           Notes to financial statements                            7 - 18

Board of Directors
Arizona Instrument Corporation
Phoenix, Arizona


                          INDEPENDENT AUDITOR'S REPORT

          We have audited the consolidated balance sheet of Arizona Instrument Corporation and subsidiaries as of December 31, 1998 and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

          We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

          In our opinion, the 1998 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Arizona Instrument Corporation and subsidiaries as of December 31, 1998, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.


TOBACK CPAs P.C.
Phoenix, Arizona


March 10, 1999



INDEPENDENT AUDITORS' REPORT


Board of Directors
Arizona Instrument Corporation
Phoenix, Arizona

We have audited the accompanying consolidated balance sheet of Arizona Instrument Corporation and subsidiaries (the "Company") as of December 31, 1997, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the two years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1997 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.


/s/ Deliotte & Touche LLP
DELOITTE & TOUCHE LLP
Phoenix, Arizona

March 15, 1998

                         ARIZONA INSTRUMENT CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1998 AND 1997


                                     ASSETS
                                                        1998           1997
                                                   ------------    ------------
Current assets:
 Cash  and cash equivalents                        $  1,098,846    $    143,173
 Receivables, less allowance for doubtful
  accounts of $469,000 and $279,000                   2,912,630       3,990,192
 Inventories:
   Components                                         1,166,289       1,974,553
   Finished goods                                       480,515         582,439
                                                   ------------    ------------
     Total inventories                                1,646,804       2,556,992

 Deferred income taxes (Note 8)                         625,000         577,000
 Prepaid expenses and other current assets               37,182          49,942
                                                   ------------    ------------
     Total current assets                             6,320,462       7,317,299

 Property, plant and equipment, net (Note 2)            861,808         975,180
 Goodwill, net of accumulated amortization
  (Note 12) of $2,837,422 and $2,650,655              1,493,494       1,680,261
 Deferred income taxes (Note 8)                         465,000         854,000
 Other Assets                                           638,191         764,976
                                                   ------------    ------------
     TOTAL ASSETS                                  $  9,778,955    $ 11,591,716
                                                   ============    ============

                      LlABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Bank lines of credit (Note 4)                     $    300,000    $  1,066,000
 Accounts payable                                       277,743       1,342,539
 Current portion of long-term debt and
   capital lease obligations (Note 5)                    12,940         284,801
 Other accrued expenses (Note 3)                      1,683,875       1,489,976
                                                   ------------    ------------
   Total current liabilities                          2,274,558       4,183,316

Long-term debt and capital lease obligations
  - less current portions (Note 5)                       11,956          93,444

Commitments and contingencies (Note 11)

Shareholders' equity: (Note 7)
 Common stock, .01 par value per share:
   Authorized, 10,000,000 shares;
   Issued, 6,862,523 and 6,774,696 shares
   Outstanding, 6,764,027 and 6,688,531 shares           68,625          67,747
 Preferred stock, $.01 par value per share:
   Authorized, 1,000,000 shares                              --              --
 Additional paid-in capital                           9,890,416       9,826,963
 Accumulated deficit                                 (2,231,818)     (2,357,303)
                                                   ------------    ------------
                                                      7,727,223       7,537,407
 Less treasury stock, 98,496 and 86,165
  shares at cost                                       (234,782)       (222,451)
                                                   ------------    ------------
   Total shareholders' equity                         7,492,441       7,314,956
                                                   ------------    ------------
   TOTAL LIABILITIES AND
     SHAREHOLDERS' EQUITY                          $  9,778,955    $ 11,591,716
                                                   ============    ============

                       The accompanying notes are an integral part of these consolidated financial statements.

                         ARIZONA INSTRUMENT CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                            1998          1997          1996
                                        -----------   -----------   -----------
Net sales                               $13,736,981   $15,232,319   $10,663,489
Cost of goods sold                        6,397,475     7,885,507     4,410,881
                                        -----------   -----------   -----------
    Gross profit                          7,339,506     7,346,812     6,252,608
                                        -----------   -----------   -----------
Operating expenses
  Selling & marketing                     3,145,068     3,881,984     2,785,412
  General & administrative                1,732,166     2,720,249     1,683,737
  Research & development                  1,324,640       984,628       720,133
  Amortization & depreciation               635,777       602,072       570,860
                                        -----------   -----------   -----------
    Total expenses                        6,837,651     8,188,933     5,760,142
                                        -----------   -----------   -----------

Operating income (loss)                     501,855      (842,121)      492,466
                                        -----------   -----------   -----------
Other revenue (expense)
  Interest income                            16,539        14,751        22,124
  Interest expense                         (104,660)     (138,314)     (201,027)
  Settlement of litigation (Note 11)             --            --       997,096
  Other                                      55,751        (2,037)       63,930
                                        -----------   -----------   -----------
    Total other income (expense)            (32,370)     (125,600)      882,123
                                        -----------   -----------   -----------
Income (loss) from continuing
 operations before income taxes             469,485      (967,721)    1,374,589
Income tax expense (benefit) (Note 8)       344,000      (366,000)     (441,000)
                                        -----------   -----------   -----------
Net income (loss) from continuing
 operations                                 125,485      (601,721)    1,815,589
                                        -----------   -----------   -----------
Loss from discontinued operations,
 net of income tax benefit of $0,
 $388,000, and $47,000                          --      (636,799)      (71,652)
                                        -----------   -----------   -----------
Net income (loss)                       $   125,485   $(1,238,520)  $ 1,743,937
                                        ===========   ===========   ===========
Net income (loss) per share - basic:
  From continuing operations            $      0.02   $     (0.09)  $      0.28
  From discontinued operations                   --         (0.10)        (0.01)
                                        -----------   -----------   -----------
Net income (loss) per share                    0.02         (0.19)         0.27
                                        -----------   -----------   -----------
Net income (loss) per share - diluted:
  From contining operations                    0.02         (0.09)         0.26
  From discontinued operations                   --         (0.10)        (0.01)
                                        -----------   -----------   -----------
Net income (loss) per share             $      0.02   $     (0.19)  $      0.25
                                        ===========   ===========   ===========
Basic shares outstanding                  6,764,027     6,647,689     6,507,112
Equivalent shares - stock options                --            --       444,699
                                        -----------   -----------   -----------
Diluted shares outstanding                6,764,027     6,647,689     6,951,811
                                        ===========   ===========   ===========

                   The accompanying notes are an integral part of these consolidated financial statements.

                         ARIZONA INSTRUMENT CORPORATION

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                      Additional
                                     Common Stock      paid-in     Accumulated     Treasury
                                  Shares     Amount    capital       deficit        stock         Total
                                  ------     ------    -------       -------        -----         -----
Balance, January 1, 1996        6,352,563   $63,526   $9,360,950   $(2,862,721)   $(222,451)   $ 6,339,304

Issuance of stock pursuant to:
  Stock purchase plan              40,637       406       57,207            --           --         57,613
  Exercise of warrants             22,714       227       27,773            --           --         28,000
  Earnout agreement               208,424     2,084      200,501            --           --        202,585
  Exercise of stock options        53,342       534       59,732            --           --         60,266
Net income                             --        --           --     1,743,938           --      1,743,938
                                ---------   -------   ----------   -----------    ---------    -----------

Balance, December, 31, 1996     6,667,680    66,777    9,706,163    (1,118,783)    (222,451)     8,431,706

Issuance of stock pursuant to:
  Stock purchase plan              43,756       437       72,367            --           --         72,804
  Exercise of stock options        53,260       533       48,433            --           --         48,966
Net loss                               --        --           --    (1,238,520)          --     (1,238,520)
                                ---------   -------   ----------   -----------    ---------    -----------

Balance, December 31, 1997      6,774,696    67,747    9,826,963    (2,357,303)    (222,451)     7,314,956

Issuance of stock pursuant to:
  Stock purchase plan              83,827       838       59,813            --           --         60,651
  Exercise of stock options         4,000        40        3,640            --           --          3,680
  Purchase of treasury stock           --        --           --            --      (12,331)       (12,331)
Net income                             --        --           --       125,485           --        125,485
                                ---------   -------   ----------   -----------    ---------    -----------

Balance, December 31, 1998      6,862,523   $68,625   $9,890,416   $(2,231,818)   $(234,782)   $ 7,492,441
                                =========   =======   ==========   ===========    =========    ===========

                   The accompanying notes are an integral part of these consolidated financial statements.

                         ARIZONA INSTRUMENT CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                   1998         1997          1996
                                               -----------  -----------   -----------
Cash flows from operating activities:
 Net income (loss)                             $   125,485  $(1,238,520)  $ 1,743,937
 Adjustments to reconcile net income (loss)
 to net cash provided by (used in)
 operating activities:
   Depreciation and amortization                   668,189    1,167,514       804,495
   Gain on sale or abandonment of property,
     plant and equipment                           (27,572)          --       (34,570)
   Provision for doubtful accounts                 271,609      113,855       (25,289)
   (Increase) decrease in receivables              805,953   (1,186,571)      479,650
   (Increase) decrease in inventories              845,658     (507,011)     (256,212)
   Decrease in other current assets                 12,760      546,400        46,257
   Increase in settlement receivable                    --           --      (364,419)
   (Increase) decrease in deferred tax asset       341,000     (789,800)     (518,000)
   (Increase) decrease in other assets              27,425      198,707      (330,412)
   (Decrease) increase in accounts payable      (1,064,796)     570,860       (91,707)
   (Decrease) incrase in accrued expenses          193,899      841,474      (222,635)
                                               -----------  -----------   -----------
       Net cash provided by (used in)
        operating activites                      2,199,610     (283,092)    1,231,095
                                               -----------  -----------   -----------
Cash flows from investing activities:
 Purchases of property, plant and equipment
   and other assets                               (206,663)    (565,405)     (207,354)
 Proceeds from sale of property, plant and
   equipment and other assets                       30,075           --        77,897
                                               -----------  -----------   -----------
     Net cash used in investing activities        (176,588)    (565,405)     (129,457)

                   The accompanying notes are an integral part of these consolidated financial statements.

                         ARIZONA INSTRUMENT CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                          1998           1997           1996
                                                      -----------    -----------    -----------
Cash flows from financing activities:
 Payments of long-term debt and capital leases       $  (353,349)   $ (794,031)   $(1,104,058)
 Net (payments) borrowings under bank lines of
   credit                                               (766,000)    1,066,000       (250,000)
 Proceeds received on notes receivable                        --            --         15,506
 Proceeds from stock issued for warrants and options       3,680            --         88,265
 Sale of common stock, net proceeds                           --        48,966             --
 Issuance of common stock for earnout
   agreement                                                  --            --        202,585
 Purchase of treasury stock                              (12,331)           --             --
 Issuance of common stock pursuant to stock
   purchase plan                                          60,651        72,804         57,613
                                                     -----------    ----------    -----------
     Net cash (used in) provided by financing
       activities                                     (1,067,349)      393,739       (990,089)
                                                     -----------    ----------    -----------
 Net increase (decrease) in cash and cash
   equivalents                                           955,673      (454,758)       111,549

 Cash and cash equivalents, beginning of year            143,173       597,931        486,382
                                                     -----------    ----------    -----------

 Cash and cash equivalents, end of year              $ 1,098,846    $  143,173    $   597,931
                                                     ===========    ==========    ===========

                       SUPPLEMENTAL CASH FLOW INFORMATION

 Transfer of inventories to property, plant and
   equipment to be used as demonstration units       $    64,530    $  315,354    $    57,057
 Interest paid                                            75,733       153,736        126,172
 Income taxes paid                                            --        90,000          5,025

                   The accompanying notes are an integral part of these consolidated financial statements.

                         ARIZONA INSTRUMENT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Summary of significant accounting policies:

     Description of business:

     Arizona  Instrument  Corporation  designs,  manufactures  and  markets  the
         Computrac line of automated microprocessor controlled analytical instruments used to measure the moisture content of various materials, the ENCOMPASS and Soil Sentry line of computer-based fuel management and compliance leak detection instruments for monitoring underground storage tanks (USTs) and the Jerome line of toxic gas detection instruments primarily used to detect mercury and hydrogen sulfide. The Company also provided tank testing and related services for the underground storage tank market through its subsidiary, Horizon Engineering and Testing, Inc. In 1997, the Company discontinued the operations of Horizon Engineering and Testing, Inc (see Note 12). The Company sells in the United States and also in international markets.

     Principles of consolidation:

     The consolidated  financial  statements  include  the  accounts  of Arizona
         Instrument Corporation and its wholly-owned subsidiaries (collectively, the "Company'). All material intercompany profits, transactions and balances have been eliminated upon consolidation.

     Reclassifications:

     Certain financial statement reclassifications have been made to the previous years financial statements to conform with the presentation of the December 31, 1998 financial statements.

     Concentrations of credit risk:

     The Company periodically holds cash deposits in excess of federally insured limits.

     Revenue recognition:

     Sales of instruments are recognized once the shipment is made.

     Inventories:

     Inventories are stated at the lower of cost or market using the first-in, first-out method.

                         ARIZONA INSTRUMENT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


1.   Summary of significant accounting policies, continued:

     Property, plant and equipment, amortization and depreciation:

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

     Goodwill and amortization:

     Goodwill is the cost of investments in purchased companies in excess of the fair value of net assets of the businesses acquired. Goodwill is amortized on a straight-line basis over 20 years for the Jerome goodwill and over 10 years for the Horizon goodwill (see Note 12).

     Income (loss) per share:

     Basic earnings per share (EPS) is computed as net income (loss) divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities and includes shares issuable upon exercise of stock options when dilutive.

     Statements of cash flows:

     For purposes of the consolidated statements of cash flows, cash and cash equivalents represent cash in bank and money market funds.

     Use of estimates:

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates.

                         ARIZONA INSTRUMENT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


1.   Summary of significant accounting policies, continued:

     Research and development:

     Research and development costs are charged to expense as incurred.

2.   Property, plant and equipment:

     Property, plant and equipment at December 31 consists of the following:

                                                  1998           1997
                                              -----------    -----------
       Leasehold improvements                 $   169,654    $   169,654
       Furniture, fixtures and equipment        4,687,973      4,452,959
       Automobiles                                 99,358         99,358
                                              -----------    -----------
                                                4,956,985      4,721,971
       Less accumulated depreciation

          and amortization                     (4,095,177)    (3,746,791)
                                              -----------    -----------

                                              $   861,808    $   975,180
                                              ===========    ===========

3.   Other accrued expenses at December 31, consist of the following:

                                                   1998           1997
                                                ----------     ----------
       Legal accrual                            $  315,230     $  209,709
       Warranty reserve                            264,509        167,705
       Unearned income on maintenance
          agreements                               148,472        189,953
       Accrued rent                                122,608        150,208
       Accrued vacation                            116,396        143,749
       Accrued severance pay                        95,591        312,150
       Other accruals                              621,069        316,502
                                                ----------     ----------

                                                $1,683,875     $1,489,976
                                                ==========     ==========
4.   Bank lines of credit:

     The Company has a revolving line of credit which provides for borrowings up to $2,000,000, based on eligible accounts receivable. The line of credit is collateralized by Company assets. Borrowings extended under the revolving line of credit bear interest at prime plus 1.5% (9% at December 31, 1998). The line of credit contains certain covenants. The Company was in compliance with these covenants at December 31, 1998. The line of credit, if not renewed, expires June 1999.

                         ARIZONA INSTRUMENT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


4.   Bank lines of credit, continued:

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

5.   Long-term debt and capital lease obligations:

     Long-term debt and capital lease obligations at December 31, consist of the following:

                                                    1998          1997
                                                 ---------     ---------
       Capital lease obligation (Note 11)        $  24,896     $ 146,487
       Notes payable to the bank                        --       231,758
                                                 ---------     ---------
          Total debt and capital leases             24,896       378,245

       Less current portion                        (12,940)     (284,801)
                                                 ---------     ---------
          Long-term portion of debt and

             capital leases                      $  11,956     $  93,444
                                                 =========     =========

     On November 17, 1995, the Company entered into a loan agreement with a bank ("Bank"). The Bank held a Note in the principal amount of $231,758 at an interest rate of prime plus 2% (10.5% at December 31, 1997) and a warrant to purchase up to 62,500 unregistered shares of the Company's Common Stock at an exercise price of $2.08 per share. The note was repaid in full during 1998.

                         ARIZONA INSTRUMENT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


6.   Estimated fair value of financial instruments:

     Statement of Financial Accounting Standard ("SFAS"). 107 "Disclosures About
         Fair Value of Financial Instruments" was adopted for the year ending December 31, 1995. SFAS No. 107 requires disclosure of the estimated fair value of certain financial instruments. The Company has estimated the fair value of its financial instruments using available market data. However, considerable judgement is required in interpreting market data to develop estimates of fair value. The use of different market assumptions or methodologies may have a material effect on the estimates of fair values. The carrying values of cash, receivables, lines of credit, accounts payable, accrued expenses, and long term debt and capital lease obligations approximate fair values due to the short-term maturities or market rates of interest.

7.   Shareholders' equity:

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

     In April 1991, the Company adopted the 1991 Stock Option Plan ("OP") under which the Company may, for a period of ten years, grant incentive stock options and nonstatutory stock options to purchase up to 450,000 shares of the Company's common stock. In May, 1996 the Board of Directors amended this Plan to increase the shares reserved for issuance by 300,000 shares. Additionally, each year, the number of shares of stock that may be issued is increased automatically by 1 % on January 1 if certain conditions are met. Stock options may be granted to employees, directors and other persons whose participation is deemed to be in the Company's best interest, but only employees may be granted incentive stock options. Incentive stock options granted under the plan have a maximum term of ten years and nonstatutory options may have a maximum term of twenty years. The exercise price for an incentive stock option must be at least the fair market value of the Company's common stock on the date of grant. The exercise price for a nonstatutory option may be any amount above the par value of the Company's common stock determined in good faith.

                         ARIZONA INSTRUMENT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


7.   Shareholders' equity, continued:

     The following is a summary of stock option activity:

                                                                    Weighted
                                                                     average
                                                                    exercise
                                                       Number         price
                                                     of shares      per share
                                                     ---------      ---------

       Outstanding January 1, 1996                    718,903       $   1.00
          Granted                                     145,000           2.57
          Canceled                                    (17,850)          0.92
          Exercised                                   (53,342)          0.96
                                                     --------       --------

       Outstanding December 31, 1996                  792,711       $   1.29
          Granted                                      97,500           1.91
          Canceled                                   (182,240)          0.96
          Exercised                                   (53,260)          0.99
                                                     --------       --------

       Outstanding December 31, 1997                  654,711       $   1.50
          Granted                                     345,000           1.00
          Canceled                                   (174,500)          1.75
          Exercised                                    (4,000)          0.92
                                                     --------       --------

       Outstanding December 31, 1998                  821,211           1.25
                                                     ========       ========

     At December 31, 1998, and 1997, approximately 370,000 and 225,000 options were exercisable, respectively.

     In January 1985, the Company  adopted an Employee Stock Purchase Plan which provides for the sale of up to 200,000 shares of common stock to qualifying employees of the Company. In May, 1996 the Board of Directors amended this Plan to increase the shares reserved for issuance by 200,000 shares. The purchase price of the stock is 85% of the lesser of the fair market value at the beginning or the end of the offering period, January and July of each year. During the years ended December 31, 1998, 1997 and 1996 a total of 83,827, 43,756 and 40,637 shares of common stock have been purchased at average prices of $.72, $1.66 and $1.42 per share, respectively. As of December 31, 1998 approximately 54,000 shares were available under this plan.

                         ARIZONA INSTRUMENT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7.   Shareholders' equity, continued:

     The estimated fair value of options granted during 1998 was $.30 per share, while the estimated fair value of options granted during 1997 was $.57 per share. The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock option and purchase plans. Accordingly, no compensation cost has been recognized for its stock option plans. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of FASB Statement 123, the Company's net income and earnings per share for the years ended December 31 would have been as follows:

                                      1998           1997           1996
                                   ---------      ---------       ---------
       Net income (loss)
          As reported               $125,485     $(1,238,520)     $1,743,937
          Pro forma                   62,665      (1,266,730)      1,671,943

       Earnings (loss) per share
          As reported               $    .02     $     (0.19)     $     0.25
          Pro forma                      .01           (0.19)           0.24

     The fair values of options  granted under the Company's  stock option plans were estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used: No dividend yield, expected volatility of 35%, risk free interest rate of 5.4% and expected lives of 3 years from vest date.

8.   Income taxes:

     The provision for income taxes for the years ended December 31, consists of the following:

                                           1998           1997           1996
                                        ---------      ---------      ---------
       Current expense                  $   3,000      $  35,800      $  30,000
       Deferred expense (benefit)         341,000       (789,800)      (518,000)
                                        ---------      ---------      ---------

                                        $ 344,000      $(754,000)     $(488,000)
                                        =========      =========      =========

                         ARIZONA INSTRUMENT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


8.   Income taxes, continued:

     The provision for income taxes as shown in the accompanying consolidated statements of operations differs from the amounts computed by applying the federal statutory income tax rates to income before income taxes. A reconciliation of the provision (benefit) for income taxes and the amounts that would be computed using the statutory federal income tax rates for the years ended December 31 is set forth below:

                                              1998         1997         1996
                                           ---------    ---------    ---------
       Provision (benefit) computed at
          Federal statutory rates          $ 160,000    $(678,000)   $ 427,000

       State taxes                            28,000     (120,000)     (15,500)
       Permanent differences                  97,000       63,000       63,500
       Other                                   9,000      (19,000)     (19,000)
       Change in valuation allowance          50,000           --     (944,000)
                                           ---------    ---------    ---------

                                           $ 344,000    $(754,000)   $(488,000)
                                           =========    =========    =========

     Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss and tax credit carryforwards. The tax effects of significant items comprising the Company's net deferred tax asset as of December 31 are as follows:

                                                            1998         1997
                                                         ---------    ---------
       Current deferred tax assets:
          Accrued expenses not currently deductible      $ 311,000    $ 353,000
          Reserves not currently deductible                255,000      148,000
          Unearned income                                   59,000       76,000
                                                         ---------    ---------
             Net current deferred tax assets             $ 625,000    $ 577,000
                                                         =========    =========

       Non-current deferred tax assets (liabilities):
          Intangible assets                                221,000      246,000
          Capitalized product costs                        (58,000)     (97,000)
          Difference between book and tax basis
             of property                                   (66,000)     (50,000)
          Net operating loss carryforwards                  71,000      381,000
          Tax credit carryforwards                         347,000      374,000
                                                         ---------    ---------
                                                           515,000      854,000
          Valuation allowance                              (50,000)          --
                                                         ---------    ---------

             Net non-current deferred tax assets         $ 465,000    $ 854,000
                                                         =========    =========

                         ARIZONA INSTRUMENT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


8.   Income taxes, continued:

     At December 31, 1998, the Company had net operating loss carryforwards of approximately $200,000 available to reduce federal taxable income. These net operating losses begin to expire in 2012.

     At December  31,  1998,  the  Company  had  tax  credit   carryforwards  of
         approximately $347,000 available to reduce federal taxable income. These tax credits expire between the years 2000 and 2009.

9.   Profit sharing plan:

     Full time employees with greater than six months of service are eligible to participate in the Company's 401K profit sharing retirement plan adopted in 1981 whereby, at the Board of Directors' discretion, contributions are made on an annual basis. Contributions made in any of the three years ended December 31, 1998 have not been material.

10.  Sales:

     Export sales,  primarily  to Canada,  Korea and Sweden  were  approximately
         $2,320,000,  $2,120,000 and $2,191,000 for the years ended December 31,
         1998, 1997 and 1996, respectively.

     The Company has a concentration of sales of a product to seven customers that make up approximately 28% of net sales during 1998. The potential for a negative financial impact could result from a partial or total loss of the business relationships with these customers (see Note 15).

11.  Commitments and contingencies:

     Lease commitments:

     Certain  office  facilities  and  equipment  are  held  under  capital  and operating leases. These leases expire in periods through 2003 and include renewal options. Equipment under capital leases included in property and equipment total $1,281,374 and $1,281,374 (less accumulated amortization of $1,264,124 and $1,160,190) at December 31, 1998 and 1997, respectively.

                         ARIZONA INSTRUMENT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


11.   Commitments and contingencies, continued:

     At December 31, 1998, the approximate future minimum lease payments under such leases having non-cancelable terms in excess of one year are summarized as follows:

                                                    Capital      Operating
                                                     leases        leases
                                                   ----------    ----------
       1999                                        $   20,000    $  283,000
       2000                                            19,000       283,000
       2001                                                --       283,000
       2002                                                --       283,000
       2003                                                --       165,000
       Thereafter                                          --            --
                                                   ----------    ----------

       Total minimum lease payments                $   39,000    $1,297,000
                                                   ==========    ==========

       Less amount representing interest              (14,000)
                                                   ----------
       Net present value of future minimum lease

          payments                                 $   25,000
                                                   ==========

     Rent expense for operating leases was approximately $275,000, $290,000 and $325,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

     Genelco earnout agreement:

     In connection with the Company's  purchase of Genelco,  Inc. on January 30,
         1988, the Company entered into a potential $700,000 earnout agreement based on future sales. The agreement was modified on December 31, 1992 for a remaining earnout of $202,585 to be compensated with 208,421 shares of unregistered common stock in 1996. Through December 31, 1991, $155,669 has been earned under the prior earnout agreement. Under the modified agreement, the expense was $33,765 and $33,764 for the years ended December 31, 1997 and 1996, respectively. In March 1996 the Company issued 208,424 shares of unregistered common stock under the modified agreement. The earnout period under the modified agreement was completed on December 31, 1997.

                         ARIZONA INSTRUMENT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


11.  Commitments and contingencies, continued:

     Litigation:

     In a prior  year,  litigation  was  commenced in Superior  Court,  Maricopa
         County, Arizona with respect to certain matters arising in connection with a technology development agreement and related agreements entered into by the Company and a state organization in 1988 related to the Company's Jerome product line and providing the Company with certain rights thereunder. The Company believed, not withstanding such agreements, the state organization exclusively licensed relevant technology to another firm in February 1993. The Company filed suit in February 1996 against this firm and, the state organization and certain other defendants requesting a declaratory judgement, confirming the Company's right to the contested technology and seeking damages. The firm also filed suit in January 1996 against the state organization, the Company and certain executive officers of the Company seeking declaratory judgement confirming the validity of its license agreement with the state organization and seeking damages. The parties reached a settlement in June, 1996 under which the Company would receive $1,000,000 and certain free education rights, in addition to exclusive rights to the contested technology. The Company has received full payment of this settlement as of January 30, 1997.

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

12.  Discontinued operations:

     In August 1997, the Company adopted a plan to discontinue the operations of Horizon Engineering and Testing, Inc. ("Horizon"). The disposition of Horizon was substantially completed by December 31, 1997. Net assets of the discontinued operation at December 31, 1998 and 1997 were $0. The loss from discontinued operations for 1997 (before income tax benefit) includes a write-off of goodwill and other intangibles of $444,705 and a loss from operations of $580,713. The final disposal of Horizon did not have a material effect on the Company's operations during 1998.

                         ARIZONA INSTRUMENT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


13.  Related Party Transactions:

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

14.  Impact of year 2000 issue (unaudited):

     The Company has conducted a review of its computer systems to identify computer programs that could be affected by the Year 2000 issue, and has developed a remediation plan to resolve the problem.

     The issue  is  whether  the  computer   systems  will  properly   recognize
         date-sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail.

     Management does not believe the cost of further remediation will be material to the company's financial statements.

15.  Subsequent events:

     Litigation:

     On March 9, 1999, a significant customer, claiming breach of contract and breach of warranty, sued the Company. The customer seeks approximately $2,000,000 in actual damages plus an additional several million dollars in incidental and consequential damages. The Company intends to vigorously defend this action. However, if a favorable result can not be obtained, the cost of defense and the ultimate resolution of this action could have a materially adverse effect on the Company. At the present stage of this lawsuit, it is not possible to evaluate the likelihood of an unfavorable outcome or the amount or a range of potential loss, if any, which may be experienced by the Company. Accordingly, no provision for any liability that may result from this litigation has been made in the financial statements as of December 31, 1998. Sales to this customer during 1998 were approximately $1,650,000.

     Reverse stock split:

     Subsequent  to  year  end  December  31,  1998,  the  Company   approved  a
         one-for-five reverse stock split of its outstanding common stock.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On June 22, 1998 Arizona Instrument Corporation (the "Registrant") dismissed Deloitte & Touche LLP, which was previously engaged as the Registrant's principal independent accountant to audit its financial statements. Deloitte & Touche LLP's report on the Registrant's financial statements for either of the past two years did not contain an adverse opinion or disclaimer of opinion, and was not qualified or modified in any manner. The decision to change accountants was recommended by the Registrant's Board of Directors. During the Registrant's two most recent fiscal years, and the subsequent quarters preceding such dismissal, there were no disagreements or reportable events with the former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure.

         On June 23, 1998, the Registrant engaged Toback CPAs as its new principal independent accountant to audit its financial statements. During the Registrant's two most recent fiscal years, the Registrant (or someone on its behalf) did not consult with Toback CPAs regarding any of the matters set forth in Item 304(a)(2) of Regulation S-K.

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

                                     PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

Financial Statements. The following is a list of the consolidated financial statements of Arizona Instrument Corporation and its subsidiaries included in
Item 7 of Part II.

Independent auditors' reports

Consolidated balance sheets - December 31, 1998 and 1997

Consolidated statements of operations - Years ended December 31, 1998, 1997 and 1996

Consolidated statements of shareholders' equity - Years ended December 31, 1998, 1997 and 1996

Consolidated statements of cash flows - Years ended December 31, 1998, 1997 and 1996

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

10.7 Promissory Note between Registrant and Silicon Valley Bank dated November 7, 1995. Incorporated by reference to the 1995 10-KSB.

10.8 Loan Modification Agreement between Registrant and Silicon Valley Bank dated March 24, 1997. Incorporated by reference to the 1997 10-KSB.

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

10.14* Employment  Agreement between Registrant and George G. Hays dated January
       1, 1998. Incorporated by reference to the 1997 10-KSB.

10.15 Loan and Security Agreement between Registrant and Imperial Bank dated as of June 30, 1998. Incorporated by reference to the Registrant's Form 10-QSB for the quarter ended June 30, 1998.

16.0 Correspondence from Deloitte & Touche LLP regarding change in certifying accountant. Incorporated by reference to the Registrant's Form 8-K filed July 7, 1998.

21.1   Subsidiaries of Registrant. Filed herewith.

27.    Financial Data Schedule. Filed herewith.

----------
* Management contract of compensatory plan or arrangement required to be filed pursuant to Item 13(a) of Form 10-KSB.

     (b) There was no Form 8-K filed by Registrant during the last quarter of the period Covered by this Form 10-KSB.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               ARIZONA INSTRUMENT CORPORATION

Date: March 31, 1999                           By: /s/ George G. Hays
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

Signature                                Capacity                      Date
---------                                --------                      ----

/s/ George G. Hays        President and Chairman of the Board     March 30, 1999
-----------------------   (Principal Executive Officer)
George G. Hays


/s/ S. Thomas Emerson     Director                                March 30, 1999
-----------------------
S. Thomas Emerson

/s/ Steven Zylstra        Director                                March 30, 1999
-----------------------
Steven Zylstra

/s/ Harold Schwartz       Director                                March 30, 1999
-----------------------
Harold Schwartz