Form 10KSB/A
period 1998-12-31
ARIZONA INSTRUMENT CORP
filed 1999-04-30
CIK 724904

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               AMENDMENT NO. 1 TO
                                  FORM 10-KSB/A

[X] Annual Report pursuant to Section 13 or 15(d) of the
    Securities Act of 1934

    For the fiscal year ended December 31, 1998, or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the transition period from ____________ to ______________.

                          Commission File No. 0-12575


                         ARIZONA INSTRUMENT CORPORATION
           -----------------------------------------------------------
           (Name of small business issuer as specified in its charter)


           Delaware                                              86-0410138
-------------------------------                                -------------
(State or other jurisdiction of                                (IRS Employer
 incorporation or organization)                              Identification No.)

4114 East Wood Street, Phoenix, AZ                                  85040
----------------------------------------                         ----------
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

                            [X] Yes           [ ]  No

As of April 23, 1999, the aggregate market value of the voting stock held by non-affiliates of the registrant was $3,002,665.38. The aggregate market value is computed with reference to the average bid and asked price of $2.125 as reported on the Nasdaq SmallCap Market for April 23, 1999. Shares of Common Stock held by each officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates.

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

         As of April 23, 1999, 1,459,989 shares of Common Stock ($.01 par value) were outstanding. All share amounts are adjusted to reflect the 5 to 1 stock split made effective February 16, 1999.

         Arizona Instrument Corporation (the "Company") hereby amends its Report on Form 10-KSB for the year ended December 31, 1998 by adding thereto Items 9, 10, 11, and 12, as set forth below.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.

         The names of the directors and certain executive officers of the Company, and certain information about them, are set forth below.

NAME                  AGE  PRINCIPAL OCCUPATION AND DIRECTORSHIPS
----                  ---  --------------------------------------

S. Thomas Emerson     58   President and CEO of Arizona Technology Incubator,  a
                           partnership  that mentors  promising young technology
                           companies.   Dr.   Emerson  was  chairman  of  Xantel
                           Corporation, a private company engaged in computer communications, from August 1992 to January 1998 and Chief Executive Officer of Syntellect Incorporated, a manufacturer of voice response systems, from 1984 to April 1992. Prior to founding Syntellect in 1984, Dr.
                           Emerson was a founder of Periphonics Corporation of Bohemia, New York where he served for 14 years in various executive capacities.

Steven G. Zylstra     44   Director   of   Business   Development   for   Simula
                           Technologies,  Inc., (as new  subsidiary,  formerly a
                           division  of  Simula  Government  Products,  Inc.) of
                           Phoenix, Arizona, since 1995. The company specializes
                           in  the   development  and  production  of  high-tech
                           transportation seating and safety systems,  composite
                           technologies,  and ballistic armor systems. From 1984
                           to 1995,  Mr.  Zylstra  served as General  Manager of
                           General  Pneumatics  Corporation,   Western  Research
                           Center, of Scottsdale,  Arizona.  He is a Co- Founder
                           and  Member of the  Governor's  Arizona  Science  and
                           Technology  Council,  Co-Founder  and Director of the
                           Arizona   Innovation  Network  and  Director  of  the
                           Arizona Technology Incubator, among other outside activities.

George G. Hays        43   Chairman of the Board,  President and Chief Executive
                           Officer of the Company. Mr. Hays joined the Company in March 1997 as Vice President of Finance, Chief
                           Financial Officer and Vice President of Manufacturing of the Company. In November 1997, Mr. Hays was elected President and Chief Executive Officer of the Company. In January 1998, Mr. Hays was elected
                           Chairman of the Board of Directors. Prior to joining the Company, Mr. Hays was President and founder of Hays Financial Group, Inc., an investment banking firm, since 1986. Mr. Hays is still President of Hays
                           Financial Group, Inc.

Harold D. Schwartz    73   President  of  Chez  &  Schwartz,   Incorporated,   a
                           marketing and sales  consulting firm, since 1973. Mr.
                           Schwartz currently serves on the Board of Directors of Cobra Electronics Corporation, a public company.

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

COMPLIANCE WITH SECTION 16(a) REPORTING REQUIREMENTS

         Under the securities laws of the United States, the Company's directors, its executive officers, and any persons holding more than 10% of the Company's Common Stock are required to report their initial ownership of the Company's Common Stock and any subsequent changes in that ownership to the SEC. Specific due dates for these reports have been established and the Company is required to disclose any failure to file by these dates. All of these filing requirements were satisfied during the year ended December 31, 1998, except that Harold Schwartz, a director of the Company, reported an April and a July purchase of shares by his wife on a Form 5 dated February 10, 1999 and Linda Shepherd, the Controller and Chief Accounting Officer of the Company, reported an August purchase of shares on a Form 5 dated February 8, 1999. In making these disclosures, the Company has relied solely on written representation of its directors and executive officers and copies of the reports that they have filed with the Commission.

ITEM 10. EXECUTIVE COMPENSATION

                         SUMMARY COMPENSATION TABLE (1)

The following table sets forth, with respect to the years ended December 31, 1996, 1997 and 1998, compensation awarded to, earned by or paid to all individuals serving as the Company's Chief Executive Officer during fiscal 1998 and each of the Company's other executive officers who were serving as an executive officer at December 31, 1998 and whose salary and bonus aggregated at least $100,000 for services rendered to the Company during fiscal 1998.

                                           ANNUAL COMPENSATION          LONG-TERM COMPENSATION
                                     ----------------------------    ----------------------------
                                                                                             PAY-
                                                                              AWARDS         OUTS
                                                                     ---------------------   ----
                                                          OTHER        RE-      SECURITIES
                                                          ANNUAL     STRICTED   UNDERLYING   LTIP
                                                          COMPEN-     STOCK      OPTIONS/    PAY-   ALL OTHER
                                                          SATION      AWARDS       SARS      OUTS   COMPEN-
NAME AND PRINCIPAL POSITION   YEAR   SALARY($)    BONUS     ($)        (#)        (#)(3)     ($)    SATION($)
---------------------------   ----   ---------    -----   -------    --------   ----------   ----   ---------
George G. Hays,               1998    171,300         0   5,400(2)     0          45,000       0    1,338(4)
President and Chief           1997    113,749     6,300   4,050(2)     0          15,000       0    1,228(4)
Executive Officer(6)

Walfred R. Raisanen,          1998    195,984         0       0        0               0       0    5,736(4)
Vice President of             1997    166,740    29,250       0        0               0       0    4,981(4)
Engineering(5)                1996    153,622    42,000       0        0               0       0    4,309(4)

----------
(1) All share amounts are adjusted to reflect the 5 to 1 reverse stock split effective February 16, 1999.

(2)  Automobile allowance.

(3)  Consists entirely of stock options.

(4)  Life insurance premium payments.

(5) Mr. Raisanen left his employment with the Company on February 26, 1999. He resigned from the Board of Directors on March 15, 1999.

(6) Mr. Hays commenced his employment with the Company on March 10, 1997. Therefore no information for 1996 is available.

                  OPTION/SAR GRANTS IN LAST FISCAL YEAR (1)(2)

         The following table sets forth information about stock option grants during the last fiscal year to the executive officers named in the Summary Compensation Table.

                                         INDIVIDUAL GRANTS
                     -----------------------------------------------------------
                       NUMBER OF     % OF TOTAL
                      SECURITIES     OPTION/SARS
                      UNDERLYING       GRANTED
                     OPTIONS/SARS  TO EMPLOYEES IN  EXERCISE OR BASE  EXPIRATION
     NAME             GRANTED (#)    FISCAL YEAR      PRICING ($/SH)     DATE
     ----             -----------    -----------      --------------     ----
George G. Hays          45,000(4)        65%                 $4.60     1/13/2008

Walfred R. Raisanen (3)      0           --                     --        --
----------
(1) All share amounts are adjusted to reflect the 5 to 1 reverse stock split effective February 16, 1999.

(2)  Consists entirely of stock options.

(3) Mr. Raisanen left his employment with the Company on February 26, 1999. He resigned from the Board of Directors on March 15, 1999.

(4) Vest in three equal annual installments with the first installment vesting on January 13, 1998.

               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                 AND FISCAL YEAR-END OPTION/SAR VALUE TABLE (1)

         The following table sets forth information with respect to the executive officers named in the Summary Compensation Table concerning option exercises during the last fiscal year and the number and value of options outstanding at the end of the last fiscal year.


                                             NUMBER OF UNEXERCISED          VALUE OF UNEXERCISED
                      SHARES                 OPTIONS/SARS AT FISCAL       IN-THE-MONEY OPTIONS/SARS
                     ACQUIRED      VALUE          YEAR-END (#)(1)         AT FISCAL YEAR END ($)(3)
                        ON       REALIZED  ---------------------------   ---------------------------
 NAME               EXERCISE(#)   ($)(2)   EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
 ----               -----------   ------   -----------   -------------   -----------   -------------
George G. Hays           0           0       20,000           0              (4)(5)         (4)(5)

Walfred R. Raisanen      0           0       12,000           0              (4)(5)         (4)(5)

----------
(1) All share amounts are adjusted to reflect the 5 to 1 reverse stock split effective February 16, 1999.

(2)  No SARs are outstanding.

(3) Calculated based on the closing price as reported on the Nasdaq SmallCap Market for the date of exercise minus the exercise price, multiplied by the number of shares acquired on exercise.

(4) Value as of December 31, 1998 is based upon the average bid and asked price of $3.75 as reported on the Nasdaq SmallCap Market for December 31, 1998, minus the exercise price, multiplied by the number of shares underlying the options.

(5)  None of these options were in-the-money on December 31, 1998.

EMPLOYMENT/CHANGE OF CONTROL ARRANGEMENTS

     Effective January 1, 1998, the Company entered into an employment agreement with George G. Hays pursuant to which Mr. Hays agreed to serve as President and Chief Executive Officer. The agreement provides for a base annual salary of $165,000, subject to merit increases, plus an annual incentive bonus of at least 30% of annual salary based on an incentive bonus plan administered by the Board of Directors. Mr. Hays is also entitled to participate in any benefit arrangements available to executive officers of the Company. Upon termination of the employment agreement without cause, Mr. Hays is entitled to receive an amount equal to the compensation due him over the balance of the term of the employment agreement, and to participate in applicable benefit programs for the balance of the term of the employment agreement. The agreement terminates on March 31, 2000, and will automatically renew for additional one-year terms until notice of non-renewal by the Company. This agreement replaces Mr. Hays' previous employment agreement with the Company dated April 1, 1997, pursuant to which he was employed as Vice President and Chief Financial Officer. The Company amended and renewed Mr. Hays' employment agreement and extended it through March 31, 2001.

         Effective November 5, 1992, the Company entered into a five-year employment agreement with Walfred R. Raisanen pursuant to which Mr. Raisanen agreed to serve as Vice President of Research and

Development for a base annual salary of $120,000, which is to be adjusted annually for cost-of-living increases. Mr. Raisanen's employment agreement has been renewed according to its terms effective November 5, 1997. In January 1998, Mr. Raisanen's title was changed to Vice President of Engineering. Mr. Raisanen is also entitled to participate in any benefit arrangements available to executive officers of the Company. Upon termination of the employment agreement by the Company without cause, Mr. Raisanen is entitled to receive a cash payment equal to the compensation due him over the balance of the term of the employment agreement, and to participate in applicable benefit programs for the balance of the term of the employment agreement. In 1999, the Company decided not to renew Mr. Raisanen's employment agreement. Mr. Raisanen terminated his employment with the Company on February 26, 1999. He resigned from the Board of Directors on March 15, 1999.

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

COMPENSATION OF DIRECTORS

         Outside directors are currently paid $1,000 plus expenses per Board or committee meeting attended. Pursuant to the 1991 Stock Option Plan, non-employee directors are automatically granted options exercisable for 500 shares at the market price on the date of grant upon joining the Board and on each January 1 thereafter. The options become exercisable six months after grant and expire two years after termination of Board service. In addition, the Company decided to grant each outside shareholder an additional 500 shares at the market price on January 1, 1999. Directors who are employees are only paid their expenses (if any) for attendance at meetings.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information regarding the beneficial ownership of the Company's Common Stock at April 23, 1999 with respect to (i) each director and director nominee of the Company, (ii) each executive officer named in the Summary Compensation Table set forth herein, (iii) all directors and executive officers as a group, and (iv) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of the Company's Common Stock:

                 SHARES OF COMMON STOCK BENEFICIALLY OWNED(1)(2)

                                             NUMBER                PERCENT
NAME AND ADDRESS (3)                        OF SHARES              OF TOTAL
--------------------                        ---------              --------
George G. Hays (4)                           40,400                  2.7%
S. Thomas Emerson (4)                        10,500                   (5)
Harold D. Schwartz (4)                       45,370                  3.1%
Steven G. Zylstra (4)                         4,120                   (5)
All directors and executive                 101,614                   7%
officers as a group (4) (6)
(5 persons)

----------
(1) All share amounts are adjusted to reflect the 5 to 1 revenue stock split effective February 16, 1999.

(2) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission ("SEC") and generally includes voting or investment power with respect to securities. In accordance with SEC rules, shares which may be acquired upon exercise of stock option which are currently exercisable or which become exercisable within 60 days of the date of the table are deemed beneficially owned by the optionee. Except as indicated by footnote, and subject to community property laws where applicable, the persons or entities named in the table above have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.

(3) Unless otherwise indicated, the beneficial owner's address is: c/o the Company, 4114 East Wood Street, Phoenix, Arizona 85040.

(4) Includes shares issuable upon exercise of options which are currently exercisable or become exercisable within 60 days of April 23, 1999 as applicable for each of the following individuals:

                   Hays                  40,000 shares
                   Emerson                6,500 shares
                   Schwartz               3,000 shares
                   Zylstra                4,000 shares

(5)  Less than one percent.

(6) Includes 1,144 shares issuable upon exercise of options and 80 shares owned by officers (in addition to shares issuable upon exercise of options indicated in note (4).

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         MERGER AGREEMENT. On September 30, 1992, Horizon Engineering and Testing, Inc. was merged (the "Merger") into a wholly-owned subsidiary of the Company pursuant to an Agreement of Merger (the "Merger Agreement"). Shareholders of Horizon received cash consideration of $190,000 and shares of the Company's Common Stock. Quinn Johnson, a former director of the Company, held 90% of the outstanding stock of Horizon at the time of the Merger and received 529,328 shares of Common Stock in connection with the Merger. The Company agreed to register the shares of the Company's Common Stock issued pursuant to the Merger Agreement under applicable federal and state securities laws at any time after April 1, 1993 upon the request of holders of 25% of such shares and to keep such registration effective through September 30, 1995. Mr. Johnson has agreed to indemnify Horizon and the Company against certain liabilities in connection with the Company's acquisition of Horizon, and has placed 49,030 shares of the Company's Common Stock in escrow in connection therewith.

         NON-COMPETITION AGREEMENT. Pursuant to a Non-Competition Agreement dated September 30, 1993, and in consideration of a cash payment of $350,000, Mr. Johnson agreed to refrain from competing with Horizon until the later of September 30, 1998 or two years after leaving the employment of Horizon, subject to earlier termination under certain circumstances.

         EMPLOYMENT AGREEMENT. Mr. Johnson served as President of Horizon pursuant to an Employment Agreement dated September 30, 1992. Mr. Johnson resigned from his position as President of Horizon in September 1996 and resigned from his position as director of the Company in January 1998. The Employment Agreement provided for a base salary of $125,000 over its four-year term, with annual adjustments tied to increases in the Consumer Price Index. The Employment Agreement also provided for an annual bonus equal to (i) 15% of Horizon's pretax profit (as defined) with respect to pretax profit representing up to 15% of Horizon's gross revenues; and (ii) 20% of Horizon's pretax profit on that portion of the pretax profit in excess of 15% of gross revenues, with a maximum bonus over the term of the four-year agreement equal to $700,000. In the event of termination of the Employment Agreement by the Company without cause, Mr. Johnson was entitled to receive (i) the difference between $700,000 and bonus payments prior to termination; plus (ii) an amount equal to the then-applicable annual base salary.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       ARIZONA INSTRUMENT CORPORATION

Date:  April 29, 1999                  By: /s/ George G. Hays
                                           -------------------------------------
                                           George G. Hays
                                           President and Chief Executive Officer

                                       By: /s/ Linda Shepherd
                                           -------------------------------------
                                           Linda Shepherd
                                           (Principal Accounting Officer)