Form 10QSB
period 1999-03-31
ARIZONA INSTRUMENT CORP
filed 1999-05-17
CIK 724904

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                        QUARTERLY REPORT UNDER SECTION 13
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended March 31, 1999                      Commission File Number
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

                                    YES [X]  NO [ ]

As of May 10, 1999, 1,382,670 shares of Common Stock ($0.01 par value) were outstanding.

                         ARIZONA INSTRUMENT CORPORATION

                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

     Item 1 Financial Statements

            Consolidated Balance Sheets
              March 31, 1999 and December 31, 1998                         3

            Consolidated Statements of Operations
              Three months ended March 31, 1999 and
              March 31, 1998                                               4

            Consolidated Statements of Cash Flows
              Three months ended March 31, 1999 and
              March 31, 1998                                               5

            Notes to Consolidated Financial Statements                     7

     Item 2 Management's Discussion and Analysis of
            Financial Condition and Results of Operations                  9

PART II. OTHER INFORMATION

     Item 1 Legal Proceedings                                             11

     Item 4 Submission of Matters to a vote of Security Holders           11

     Item 5 Other Information                                             11

     Item 6 Exhibits and Reports on Form 8-K                              12

                 ARIZONA INSTRUMENT CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                  March 31, 1999    December 31, 1998
                                                  --------------    -----------------
                                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                        $ 1,980,624         $ 1,098,846
  Receivables, net                                   1,287,354           2,912,630
  Inventories                                        1,848,117           1,646,804
  Deferred Income Tax                                  625,000             625,000
  Prepaid expenses and other current assets             47,130              37,182
                                                   -----------         -----------
    Total current assets                             5,788,225           6,320,462

PROPERTY, PLANT AND EQUIPMENT, net                     822,688             861,808
GOODWILL, net of accumulated amortization            1,448,252           1,493,494
DEFERRED INCOME TAXES                                  465,000             465,000
OTHER ASSETS                                           608,994             638,191
                                                   -----------         -----------
TOTAL ASSETS                                       $ 9,133,159         $ 9,778,955
                                                   ===========         ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Lines of credit                                  $   150,000         $   300,000
  Accounts payable                                     330,103             277,743
  Current portion of long-term debt and
    capital lease obligations                           12,940              12,940
  Other accrued expenses                             1,232,286           1,683,875
                                                   -----------         -----------

    Total current liabilities                        1,725,329           2,274,558
                                                   -----------         -----------
LONG-TERM DEBT AND CAPITAL LEASE
  OBLIGATIONS - less current portions                    8,991              11,956

SHAREHOLDERS' EQUITY
 Common stock, .01 par value per share:
    Authorized, 10,000,000 shares;
    Issued, 1,382,698 and 1,372,504 shares              69,135              68,625
    Outstanding 1,362,999 and 1,352,805 shares
  Preferred stock, $.01 par value per share:
    Authorized, 1,000,000 shares
  Additional paid-in capital                         9,921,624           9,890,416
  Accumulated deficit                               (2,357,138)         (2,231,818)
                                                   -----------         -----------
                                                     7,633,621           7,727,223
  Less treasury stock, 19,699 shares at cost          (234,782)           (234,782)
                                                   -----------         -----------
    Total shareholders' equity                       7,398,839           7,492,441
                                                   -----------         -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY         $ 9,133,159         $ 9,778,955
                                                   ===========         ===========

              See Notes to Consolidated Financial Statements

                 ARIZONA INSTRUMENT CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                       Three Months Ended
                                               ---------------------------------
                                               March 31, 1999     March 31, 1998
                                               --------------     --------------
NET SALES                                       $ 1,850,832         $ 2,038,807

COST OF GOODS SOLD                                  671,486             797,419
                                                -----------         -----------

           Gross margin                           1,179,346           1,241,388
                                                -----------         -----------
EXPENSES
  Marketing                                         532,489             478,314
  General & administrative                          394,441             618,205
  Research & development                            198,636             222,529
  Amortization & depreciation                       104,450              99,521
                                                -----------         -----------

           Total Expenses                         1,230,016           1,418,569
                                                -----------         -----------

OPERATING LOSS                                      (50,670)           (177,181)
                                                -----------         -----------
OTHER REVENUE (EXPENSE)
  Interest income                                        --                  --
  Interest expense                                   (9,832)            (31,727)
  Other                                               4,264               4,978
                                                -----------         -----------

           Total other (expense)                     (5,568)            (26,749)
                                                -----------         -----------
LOSS BEFORE INCOME TAX BENEFIT FROM
CONTINUING OPERATIONS                               (56,238)           (203,930)

INCOME TAXES  BENEFIT                                    --             (69,000)
                                                -----------         -----------

LOSS FROM CONTINUING OPERATIONS                     (56,238)           (134,930)

(LOSS) INCOME FROM DISCONTINUED OPERATIONS, NET     (69,082)            268,000
                                                -----------         -----------

NET INCOME                                      $  (125,320)        $   133,070
                                                ===========         ===========
NET LOSS PER SHARE FROM CONTINUING
 OPERATIONS - BASIC:                            $     (0.04)        $     (0.10)
                                                ===========         ===========
NET (LOSS) INCOME PER SHARE FROM
 DISCONTINUED OPERATIONS - BASIC:               $     (0.05)        $      0.20
                                                ===========         ===========

NET (LOSS) INCOME PER SHARE - BASIC:            $     (0.09)        $      0.10
                                                ===========         ===========
NET LOSS PER SHARE FROM CONTINUING
 OPERATIONS - DILUTED:                          $     (0.04)        $     (0.10)
                                                ===========         ===========
NET (LOSS) INCOME PER SHARE FROM
 DISCONTINUED OPERATIONS- DILUTED:              $     (0.05)        $      0.20
                                                ===========         ===========

NET (LOSS) INCOME PER SHARE - DILUTED:          $     (0.09)        $      0.10
                                                ===========         ===========

BASIC SHARES OUTSTANDING (WEIGHTED AVERAGE)       1,361,300           1,343,064

EQUIVALENT SHARES - STOCK OPTIONS                        --              26,000
                                                -----------         -----------

DILUTED SHARES OUTSTANDING                        1,361,300           1,369,064
                                                ===========         ===========

                 See Notes to Consolidated Financial Statements

                 ARIZONA INSTRUMENT CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                               March 31, 1999     March 31, 1998
                                               --------------     --------------
OPERATING ACTIVITIES:
  Net (loss) income                             $  (125,320)         $ 133,070

  Adjustments to reconcile net (loss)
   income to net cash provided (used)
   by operating activities:
   Depreciation and amortization                    149,324            179,257
   Decrease in receivables                        1,625,276            804,988
   (Increase) decrease in inventories              (201,313)           348,945
   (Increase) decrease in prepaid expenses
    and other current assets                         (5,519)             4,521
   Decrease in other assets                           1,611                761
   Decrease in deferred income tax                       --             70,051
   Decrease in accounts payable
     and other accrued expenses                    (399,229)          (708,428)
                                                -----------          ---------
NET CASH PROVIDED BY
  OPERATING ACTIVITIES                            1,044,830            833,165
                                                -----------          ---------
INVESTING ACTIVITIES:
  Purchases of capital equipment                    (41,804)           (97,574)
                                                -----------          ---------
NET CASH USED BY INVESTING
  ACTIVITIES                                        (41,804)           (97,574)
                                                -----------          ---------

                 ARIZONA INSTRUMENT CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (continued)


                                               March 31, 1999     March 31, 1998
                                               --------------     --------------
FINANCING ACTIVITIES:
   Net payment under lines of credit             (150,000)           (66,000)
   Issuance of common stock pursuant to
     stock purchase plan                          31,717             31,811
  Payments of long-term debt and
     capital leases                               (2,965)          (103,617)
                                              -----------          ---------

NET CASH USED BY FINANCING
  ACTIVITIES                                     (121,248)          (137,806)
                                              -----------          ---------

NET INCREASE IN CASH AND CASH
  EQUIVALENTS                                     881,778            597,785

CASH AND CASH EQUIVALENTS,
  beginning of period                           1,098,846            143,173
                                              -----------          ---------

CASH AND CASH EQUIVALENTS
  end of period                               $ 1,980,624          $ 740,958
                                              ===========          =========

Supplemental cash flow information:

Interest expense                              $     9,833

                 See Notes to Consolidated Financial Statements

                 ARIZONA INSTRUMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. CONSOLIDATED FINANCIAL STATEMENTS

The consolidated balance sheet as of March 31, 1999, and the consolidated statements of operations and cash flows for the three-month periods ended March 31, 1999 and 1998 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at March 31, 1999 and the results of operations and cash flows for the three-month periods ended March 31, 1999 and March 31, 1998 have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1998 Report on Form 10-KSB, as amended. The results of operations for the interim periods are not necessarily indicative of the results to be obtained for the entire year.

2. INVENTORIES

Inventories consist of the following:

                                         March 31,          December 31,
                                           1999                1998
                                        ----------          ----------

          Finished Goods                $  620,896          $  480,515

          Components                     1,227,221           1,166,289
                                        ----------          ----------

                                        $1,848,117          $1,646,804
                                        ==========          ==========

SUBSEQUENT EVENT

In the first quarter of 1999, the Board of Directors and Company management made the decision to dispose of its Encompass and Soil Sentry lines of business. In April 1999 the Company sold its Encompass and Soil Sentry operations and certain assets associated with these lines.

The first quarter operating results of the Encompass and Soil Sentry operations are reflected as discontinued operations in the accompanying statement of operations. The pro-forma balance sheet reflecting the disposition as if it had occurred at March 31, 1999 is as follows:

                                                                     Pro-forma
                                                                    adjusted for
                                        As reported   Adjustments   disposition
                                        -----------   -----------   -----------
Assets:
  Cash and cash equivalents             $1,980,624     $1,061,531    $3,042,155
  Receivables, net                       1,287,354             --     1,287,354
  Inventories                            1,848,117       (876,772)      971,345
  Other current assets                      47,130         (8,150)       38,980
  Property, plant and equipment            822,688        (55,069)      767,619
  Goodwill, net                          1,448,252             --     1,448,252
  Deferred income taxes                  1,090,000             --     1,090,000
  Other assets                             608,994       (121,540)      487,454
                                        ----------     ----------    ----------
     Total assets                       $9,133,159     $       --    $9,133,159
                                        ==========     ==========    ==========
Liabilities and Shareholders' Equity:
  Current liabilities                   $1,725,329     $       --    $1,725,329
  Long term debt                             8,991             --         8,991
  Shareholders' equity                   7,398,839             --     7,398,839
                                        ----------     ----------    ----------
     Total liabilities & shareholders
      equity                            $9,133,159     $       --    $9,133,159
                                        ==========     ==========    ==========

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

RESULTS OF OPERATIONS:

THREE MONTHS ENDED MARCH 31, 1999 AND MARCH 31, 1998

Net sales from continuing product lines for the three months ended March 31, 1999 decreased 9% or $187,975 to $1,850,832 from $2,038,807 generated for the first three months of 1998. This decrease was due to decreased sales of the Company's instruments and decrease of non-recurring sales of miscellaneous tank testing revenue.

Cost of goods sold for the three months ended March 31, 1999 was $671,486, a decrease of 16% from the $797,419 incurred for the first three months of 1998. The decrease in cost of goods sold was primarily due to improved manufacturing efficiencies and, to a lessor extent, the costs of goods associated with decreased sales.

Operating expenses for the first quarter of 1999 were $1,230,016, a decrease of $188,553 or 13% as compared to operating expenses of $1,418,569 for the first quarter of 1998. Marketing expenses for the first quarter of 1999 were $532,489, an increase of 11% or $54,175 over the same period in 1998. Increased marketing expenses were due to a higher level of selling and marketing activity required to support the Company's domestic and international operations. General and administrative expenses for the first quarter of 1999 were $394,441, a decrease of 36% or $223,763 as compared to the first quarter of 1998, due primarily to reduction in capital leases, property maintenance, insurance costs and other miscellaneous expenses. Research and development expenses for the first quarter of 1999 were $198,636, a decrease of 11% or $23,893 compared to the $222,529 of research and development expenses incurred in the first quarter of 1998.

Other expenses for the first quarter of 1999 were $5,568, a decrease of 79% or $21,181 from the $26,749 in other expenses incurred for the first quarter of 1998. This decrease was due primarily to a reduction in interest expense due to lower levels of borrowing by the Company for the first quarter of 1999, as compared to the first quarter of 1998.

As a result of these changes, loss before taxes on continuing operations for the first quarter of 1999 was $56,238 as compared to the loss of $203,930 recorded for the first quarter of 1998. The company made no provisions for a tax benefit in 1999, as it views its' deferred tax provision as adequate. The company had a tax benefit of $69,000 in 1998, which was computed using the statutory rate. Loss from continuing operations for the first quarter of 1999 was $56,238, compared to a loss of 134,930 recorded for the first quarter of 1998.

For the three months ended March 31, 1999, the Company had a loss from discontinued operations of $69,082 which was due primarily to expenses incurred in discontinuing the Company's Soil Sentry and Encompass business, and to a lesser extent, the loss incurred in operating the Soil Sentry and Encompass business over the period.

The net loss for the first quarter was $125,320 as compared to the net income of $133,070 achieved for the first quarter of 1998.

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

LIQUIDITY AND CAPITAL RESOURCES:

Working  capital at March 31, 1999 was  $4,062,896,  an increase of $16,992,  or
 .4%, from the working capital of $4,045,904 as of December 31, 1998. Working capital increased due to a an increase in cash, as well as due to a reduction on the line of credit and accrued expenses which offset a reduction in receivables. As a result, the Company's current ratio as of March 31, 1999 increased to 3.4 from a current ratio of 2.8 as of December 31, 1998.

The Company currently has one line of credit available through a bank, collateralized by accounts receivable, inventory, and property, plant and equipment which provides for a maximum commitment of $2,000,000 through June, 1999. Advances can be made against the lines based on qualified levels of receivables and inventory. At March 31, 1999, $150,000 had been borrowed under this line of credit.

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

PART II. OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS

Information is incorporated by reference from the Company's Report on Form 10-KSB, as amended, for the year ended December 31, 1998.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

a) A special meeting of the stockholders of the Company (the "Meeting") was held on February 5, 1999. Proxy statements pursuant to Rule 14A of the Exchange Act were mailed to shareholders on or about January 8, 1999 and filed with the Securities and Exchange Commission.

b) At the Meeting, the stockholders approved of a reverse stock split of the issued and outstanding shares of common stock at a ratio to be decided by the Board of Directors, but not to exceed 5 to 1. There were 6,093,110 votes in favor of the proposed reverse stock split and amendment of the Certificate of Incorporation accordingly and 257,372 votes against. There were no abstentions and no broker non-votes.

ITEM 5 OTHER INFORMATION

a) The following information provided herein and elsewhere in this 10 KSB is in lieu of filing on Form 8-K, item 2.

     On April 30, 1999, Arizona Instrument Corp., a Delaware corporation ("AZIC") sold certain assets related to the Encompass Systems and Soil Sentry Systems line of products to National Environmental Service, Co., an Oklahoma corporation ("NESCO"), pursuant to an Asset Purchase Agreement (the "Agreement") dated April 30, 1999, which is filed as an exhibit to this report. AZIC was paid an adjusted aggregate purchase price of $1,061,531 in cash for the sale.

     The Agreement was negotiated at arm's length between AZIC and NESCO. Prior to the sale, none of the directors, officers or associates of NESCO, or their affiliates, were or are affiliated with AZIC, its affiliates, its directors and officers and their associates.

     The principal business sold to NESCO is the marketing, licensing, distributing, developing, manufacturing, service and operating of the Encompass Systems and Soil Sentry Stystems and the monitoring services on behalf of such product users.

     George G. Hays, President, stated that the divestiture of the Encompass and Soil Sentry product lines should enable AZI to better utilize its technical, marketing, and financial resources. He indicated that AZI's increased commitment to its historic core businesses, which began in early 1998 as part of the Company's turnaround program, has already borne fruit with the recent introduction of the Computrac 4000, an instrument designed to measure the moisture content in edible oils, lubricating/cooling oils, and heavy fuels.

b) The employment agreement between George G. Hays and the Company effective as of January 1, 1998 was amended by the Board of Directors effective March 18, 1999. Pursuant to the amendment, the term of the employment contract was extended to March 31, 2001. The contract was further modified by granting Mr. Hays his salary for the full term of the contract in the event the Company sells all or substantially all of its assets or if a change in control of the Company occurs.

c) The Company currently has a line of credit with Imperial Bank. At March 31, 1999, the Company was in default under certain financial covenants of its borrowing agreement with the bank. The bank has granted the Company forbearance from compliance with these covenants, subject to certain customary conditions including one relating to the Company's affirmation of its current compliance with all the representations and warranties it made in the original borrowing agreement. Currently there is no outstanding balance on the line of credit.

ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS

          2.1   Asset Purchase  Agreement  dated April 30, 1999 between  Arizona
                Instrument  Corporation  and  National   Environmental   Service
                Company. Filed herewith.

          3.1 Composite Certificate of Incorporation of Registrant as amended through February 16, 1999. Filed herewith.

          10.1  Amendment of  Employment  agreement  between  George G. Hays and
                Registrant dated  March  18,  1999.   (Management   contract  or
                compensatory plan)

          27    Financial Data Schedule. Filed herewith.

     (b) THE FOLLOWING FORM 8-K WAS FILED BY THE REGISTRANT DURING THE QUARTER ENDING MARCH 31, 1999:

          Form 8-K filed February 24, 1998 reporting under Item 5 that on February 16, 1999 the registrant had effected a reverse stock split of the outstanding common stock at a 5 to 1 ratio and made amendments to the registrant's Certificate of Incorporation accordingly.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARIZONA INSTRUMENT CORPORATION





Date May 14, 1999                              /s/ George G. Hays
                                               ---------------------------------
                                               George G. Hays, President and CEO
                                               (Authorized officer)

Date May 14, 1999                              /s/ Linda J. Shepherd
                                               ---------------------------------
                                               Linda J. Shepherd, Controller
                                               (Principal Accounting officer)