Form 10QSB
period 1999-06-30
ARIZONA INSTRUMENT CORP
filed 1999-08-16
CIK 724904

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

                        QUARTERLY REPORT UNDER SECTION 13
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 1999              Commission File Number  0-12575


                         Arizona Instrument Corporation
             (Exact name of registrant as specified in its charter)


         Delaware                                        86-0410138
(State of Incorporation)                 (I.R.S. Employer identification number)


4114 East Wood Street, Phoenix Arizona                            85040-1941
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

                                 Yes [ ] No [X]

As of August 7, 1999 1,362,971 shares of Common Stock ($0.01 par value) were issued and outstanding.

                         ARIZONA INSTRUMENT CORPORATION

                                TABLE OF CONTENTS


PART 1.   FINANCIAL INFORMATION

Item 1    Financial Statements

          Consolidated Balance Sheets
          June 30, 1999 and December 31, 1998                                1

          Consolidated Statements of Operations Three and
          six months ended June 30, 1999 and June 30, 1998                   2

          Consolidated Statements of Cash Flows Six months ended
          June 30, 1999 and June 30, 1998                                    3

          Notes to Consolidated Financial Statements                         4

Item 2    Management's Discussion and Analysis of
          Financial Condition and Results of Operations                      5

PART II. OTHER INFORMATION

Item 1    Legal Proceedings                                                  9

Item 4    Submission of Matters to a Vote of Security Holders                9

Item 5    Other Information                                                  9

Item 6    Exhibits and Reports on Form 8-K                                  10

                 ARIZONA INSTRUMENT CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                June 30, 1999  December 31, 1998
                                                -------------  -----------------
                                     ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                      $ 3,009,507      $ 1,098,846
  Receivables, net                                 1,290,908        2,912,630
  Inventories                                      1,000,040        1,646,804
  Deferred Income Tax                                625,000          625,000
  Prepaid expenses and other current assets           49,874           37,182
                                                 -----------      -----------
    Total current assets                           5,975,329        6,320,462

PROPERTY, PLANT AND EQUIPMENT, net                   768,437          861,808
GOODWILL, net of accumulated amortization          1,400,110        1,493,494
DEFERRED INCOME TAXES                                465,000          465,000
OTHER ASSETS                                         336,745          638,191
                                                 -----------      -----------
TOTAL ASSETS                                     $ 8,945,621      $ 9,778,955
                                                 ===========      ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Lines of credit                                $        --      $   300,000
  Accounts payable                                   341,510          277,743
  Current portion of long-term debt and
    capital lease obligations                         12,940           12,940
  Other accrued expenses                           1,040,821        1,683,875
                                                 -----------      -----------

    Total current liabilities                      1,395,271        2,274,558
                                                 -----------      -----------

LONG-TERM DEBT AND CAPITAL LEASE
  OBLIGATIONS - less current portions                  5,587           11,956

SHAREHOLDERS' EQUITY Common stock,
  .01 par value per share:
    Authorized, 10,000,000 shares;
    Issued, 1,382,670 and 1,372,504 shares            69,135           68,625

  Preferred stock, $.01 par value per share:
    Authorized, 1,000,000 shares
  Additional paid-in capital                       9,921,624        9,890,416
  Deficit                                         (2,211,214)      (2,231,818)
                                                 -----------      -----------
                                                   7,779,545        7,727,223
  Less treasury stock, 19,699 shares at cost        (234,782)        (234,782)
                                                 -----------      -----------
    Total shareholders' equity                     7,544,763        7,492,441
                                                 -----------      -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $ 8,945,621      $ 9,778,955
                                                 ===========      ===========

                 See Notes to Consolidated Financial Statements

                 ARIZONA INSTRUMENT CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  Three Months Ended June 30,     Six Months Ended June 30,
                                                 ----------------------------    ----------------------------
                                                    1999             1998           1999             1998
                                                 -----------      -----------    -----------      -----------
NET SALES                                        $ 2,176,542      $ 2,118,541    $ 4,027,374      $ 4,157,348
COST OF GOODS SOLD                                   767,618          792,245      1,439,104        1,589,665
                                                 -----------      -----------    -----------      -----------
      Gross margin                                 1,408,924        1,326,296      2,588,270        2,567,683
                                                 -----------      -----------    -----------      -----------
EXPENSES
  Marketing                                          542,692          568,096      1,043,332        1,021,068
  General & administrative                           395,931          419,721        787,465          995,086
  Research & development                             187,741          210,035        386,377          434,231
  Amortization & depreciation                        114,899          164,738        254,106          335,835
                                                 -----------      -----------    -----------      -----------
      Total Expenses                               1,241,263        1,362,590      2,471,280        2,786,220
                                                 -----------      -----------    -----------      -----------
OPERATING INCOME(LOSS)                               167,661          (36,294)       116,990         (218,537)
                                                 -----------      -----------    -----------      -----------
OTHER REVENUE (EXPENSE)
  Interest income                                     18,826               --         18,826               --
  Interest expense                                   (17,563)         (38,360)       (27,395)         (70,087)
  Other                                               18,753           53,032         23,017           58,011
                                                 -----------      -----------    -----------      -----------
      Total other  (expense)                          20,016           14,672         14,448          (12,076)
                                                 -----------      -----------    -----------      -----------
INCOME (LOSS) BEFORE INCOME TAX FROM
  CONTINUING OPERATIONS                              187,677          (21,622)       131,438         (230,613)
INCOME TAXES (BENEFIT)                                49,552           (8,606)        49,552          (86,941)
                                                 -----------      -----------    -----------      -----------
 INCOME (LOSS) FROM CONTINUING OPERATIONS            138,125          (13,016)        81,886         (143,672)
 INCOME (LOSS) FROM DISCONTINUED
   OPERATIONS, NET                                     7,800          199,413        (61,282)         463,139
                                                 -----------      -----------    -----------      -----------
NET INCOME                                       $   145,925      $   186,397    $    20,604      $   319,467
                                                 ===========      ===========    ===========      ===========
NET INCOME (LOSS) PER SHARE -BASIC:
  FROM CONTINUING OPERATIONS                     $      0.10      $     (0.01)   $      0.06      $     (0.11)
                                                 ===========      ===========    ===========      ===========
NET INCOME (LOSS) INCOME PER SHARE - BASIC:
  FROM DISCONTINUED OPERATIONS                   $      0.01      $      0.15    $     (0.04)     $      0.34
                                                 ===========      ===========    ===========      ===========

NET INCOME (LOSS) INCOME PER SHARE - BASIC       $      0.11      $      0.14    $      0.02      $      0.24
                                                 ===========      ===========    ===========      ===========
NET INCOME (LOSS)  PER SHARE - DILUTED:
  FROM CONTINUING OPERATIONS                     $      0.10      $     (0.01)   $      0.06      $     (0.11)
                                                 ===========      ===========    ===========      ===========
NET INCOME (LOSS) INCOME PER SHARE - DILUTED:    $      0.01      $      0.15    $     (0.04)     $      0.34
  FROM DISCONTINUED OPERATIONS                   ===========      ===========    ===========      ===========

NET INCOME(LOSS) PER SHARE - DILUTED             $      0.11      $      0.14    $      0.02      $      0.23
                                                 ===========      ===========    ===========      ===========
BASIC SHARES OUTSTANDING (WEIGHTED AVERAGE)        1,362,998        1,346,683      1,362,153        1,344,914
EQUIVALENT SHARES - STOCK OPTIONS                      8,018           18,872          8,018           18,872
                                                 -----------      -----------    -----------      -----------
DILUTED SHARES OUTSTANDING                         1,371,016        1,365,555      1,370,171        1,363,786
                                                 ===========      ===========    ===========      ===========

                 See Notes to Consolidated Financial Statements

                 Arizona Instrument Corporation and Subsidiaries
                      Consolidated Statement of Cash Flows


                                                         Six Months Ended
                                                   -----------------------------
                                                   June 30, 1999   June 30, 1998
                                                   -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                        $    20,604     $   319,467
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization                       273,935         352,384
    Decrease in receivables                           1,621,722       1,042,113
    (Increase) decrease in inventories                 (230,008)        578,110
    (Increase) decrease in prepaid expenses
      and other current assets                          (20,842)          7,596
    Decrease (increase) in other assets                 155,442          (9,521)
    Decrease in deferred income taxes                        --         193,321
    Decrease in accounts payable and other
     accrued expenses                                  (579,287)       (872,410)
    Gain on sale of assets                              (22,503)             --
                                                    -----------     ----------

NET CASH PROVIDED BY OPERATING ACTIVITIES             1,219,063       1,611,060
                                                    -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of Soil Sentry/Encompass
    product line                                      1,061,531              --
  Purchases of capital equipment                        (95,282)       (162,217)
                                                    -----------     -----------

NET CASH PROVIDED (USED IN) BY INVESTING
  ACTIVITIES                                            966,249        (162,217)
                                                    -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net payments under line of credit                    (300,000)       (266,000)
  Issuance of common stock pursuant to stock
    purchase plan                                        31,718          29,819
  Purchase of treasury stock                                 --         (12,331)
  Payments of long-term debt and capital leases          (6,369)       (323,468)
                                                    -----------     -----------
NET CASH USED IN FINANCING ACTIVITIES                  (274,651)       (571,980)
                                                    -----------     -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS             1,910,661         876,863
CASH AND CASH EQUIVALENTS, beginning of period        1,098,846         143,173
                                                    -----------     -----------

CASH AND CASH EQUIVALENTS, end of period            $ 3,009,507     $ 1,020,036
                                                    ===========     ===========
Supplemental cash flow information:
  Interest expense                                       27,395          70,087

                 See Notes to Consolidated Financial Statements

                 ARIZONA INSTRUMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

1. CONSOLIDATED FINANCIAL STATEMENTS

The consolidated balance sheet as of June 30, 1999, the consolidated statements of operations and cash flows for the three-month and six-month periods ended June 30, 1999 and 1998 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at June 30, 1999 and the results of operations and cash flows for the three-month and six-month periods ended June 30, 1999 and June 30, 1998 have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Report on Form 10-KSB for the fiscal year ended December 31, 1998. The results of operations for the interim periods are not necessarily indicative of the results to be obtained for the entire year.

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

2. INVENTORIES

Inventories consist of the following

                             June 30, 1999     December 31,1998
                             -------------     ----------------

      Finished Goods          $  630,753          $  480,515
      Components                 369,287           1,166,289
                              ----------          ----------
                              $1,000,040          $1,646,804
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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

     Six months ended June 30, 1999 and June 30, 1998.

Net sales for the six months ended June 30, 1999 were $4,027,374, a decrease of $129,974 or 3.13% from the $4,157,348 generated for the same period of 1998. This decrease was due to decreased international sales and a decrease of non-recurring sales of miscellaneous tank testing revenue.

Cost of goods sold for the six months ended June 30, 1999 was $1,439,104, a decrease of $150,561 or 9.47% from the $1,589,665 incurred for the same period of 1998. The decrease in cost of goods sold was due to improved manufacturing efficiencies and, to a lesser extent, the cost of goods associated with decreased sales.

Operating expenses for the six months ended June 30, 1999 were $2,471,280, a decrease of $314,940 or 11.30% as compared to operating expenses of $2,786,220 for the same period of 1998. Marketing expenses for the six months ended June

30, 1999 were $1,043,332, an increase of $22,264 or 2.18% as compared to $1,021,068 for the same period in 1998. Increased marketing expenses were due to a higher level of marketing activity required to support the Company's domestic and international operations. General and administrative expenses for the six months ended June 30, 1999 were $787,465, a decrease of $207,621 or 20.86% as compared to $995,086 for the same period of 1998, due primarily to reduction in capital leases, property maintenance, insurance costs and other miscellaneous expenses. Research and development expenses for the six months ended June 30, 1999 were $386,377, a decrease of $47,854 or 11.02% compared to the $434,231 of research and development expenses incurred in the comparable period of 1998. This decrease was due primarily to a decrease in personnel related costs. As a result, operating income for the six months ended June 30, 1999 grew to $116,990, an increase of $335,527 or 153.53% from the operating loss of $218,537 incurred by the Company for the same period of 1998.

Other income for the first six months of 1999 were $14,448, an increase of $26,524 from the $12,076 in expenses realized for the same period of 1998. This was due primarily to an increase in interest income.

As a result of these changes, income before taxes from continuing operations for the six months ended June 30, 1999 was $131,438, an increase of $362,051 from the loss of $230,613 recorded for the same period of 1998. Provision for income taxes increased to $49,552 for the six months ended June 30, 1999 as compared to a tax benefit of $86,941 for the same period of 1998. The Company expects its provision for income taxes to approximate the amount computed at the statutory rate for 1999. As a result, net income from continuing operations for the first six months of 1999 was $81,886, an increase of $225,558 over the net loss from continuing operations of $143,672 incurred in the same period of 1998.

The Company sold its Soil Sentry/Encompass product line in April 1999. For the first six months of 1999, the Company had a loss from discontinued operations of $61,282, while the gain from discontinued operations for the first six months of 1998 was $463,139. As a result, net income for the first six months of 1999 was $20,604, a decrease of $298,863 or 93.55% from net income of $319,467 generated for the first six months of 1998.

     Three months ended June 30, 1999 and June 30, 1998

Net sales for the three months ended June 30, 1999 were $2,176,542, an increase of $58,001 or 2.74% from the $2,118,541 in net sales generated for the second quarter of 1998.

Cost of goods sold for the three months ended June 30, 1999 were $767,618, a decrease of $24,627 or 3.11% from the $792,245 incurred for the second quarter of 1998. The decrease in cost of goods sold was due to our continued efforts to improve manufacturing efficiencies.

Operating expenses for the second quarter of 1999 were $1,241,263, a decrease of $121,327 or 8.90% as compared to operating expenses of $1,362,590 for the second quarter of 1998. Marketing expenses for the second quarter of 1999 were $542,692, a decrease of $25,404 or 4.47% over the same period in 1998, due to decreased trade show attendance in the second quarter. General and administrative expenses for the second quarter of 1999 were $395,931, a decrease of $23,790 or 5.67% as compared to $419,721 for the second quarter of 1998, due primarily to a reduction in capital leases, insurance costs and other miscellaneous expenses. Research and development expenses for the second quarter of 1999 were $187,741, a decrease of $22,294 or 10.61% compared to the $210,035 of research and development expenses incurred in the second quarter of 1998. This decrease was due primarily to a decrease in personnel related costs. As a result, operating income for the second quarter of 1999 grew to $167,661, an increase of $203,955 from the operating loss of $36,294 incurred by the Company for the second quarter of 1998.

Other income for the second quarter of 1999 was $20,016, an increase of $5,344 or 36.43% from the $14,672 in income realized for the second quarter of 1998. The increase in income was due to an increase in interest income and a decrease in interest expense related to the Company's line of credit.

As a result of these changes, income from continuing operations before taxes for the second quarter of 1999 was $187,677, an increase of $209,299 from the loss of $21,622 recorded for the second quarter of 1998. Provision for income taxes increased to $49,552 for the second quarter of 1999 as compared to a benefit of $8,606 for the second quarter of 1998. The Company expects its provision for income taxes to approximate the amount computed at the statutory rate for 1999. As a result, net income from continuing operations for the second quarter was $138,125, an increase of $151,141 over the net loss from continuing operations of $13,016 for the second quarter of 1998.

The Company sold its Soil Sentry/Encompass product line in April 1999. For the second quarter of 1999, the Company had income from discontinued operations of $7,800 while income from discontinued operations for the second quarter of 1998 was $199,413. As a result, net income for the second quarter of 1999 was $145,925, a decrease of $40,472, or 21.71% from net income of $186,397 generated for the second quarter of 1998.

The Company has historically experienced and expects to continue to experience quarterly fluctuations, potentially in material amounts, in its operating results. A variety of factors influence the Company's operating results in a particular period, including economic conditions in the industries served by the Company, regulatory developments, the timing of significant orders, shipment delays, specific features requested by the customers, the introduction of new products by the Company and its competitors, market acceptance of new products and enhancements of existing products, changes in the cost of materials, disruptions in the sources of supply, seasonal variations of spending by customers, the timing of the Company's expenditures in anticipation of future orders and other factors, many of which are beyond the Company's control.

Except for the historical information contained herein, the discussion in this Report contains or may contain forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Management's Discussion and Analysis, and the Company's Report on Form 10-KSB for the year ended December 31, 1998, as well as those factors discussed elsewhere herein.

LIQUIDITY AND CAPITAL RESOURCES

Working capital at June 30, 1999 was $4,580,058, an increase of $534,154 from the working capital of $4,045,904 as of December 31, 1998. Working capital increased due to an increase in cash and a decrease in the line of credit and other accrued expenses, which more than offset a reduction in receivables and inventories. The Company's current ratio as of June 30, 1999 increased to 4.3 from a current ratio of 2.8 as of December 31, 1998.

The Company currently has a line of credit available through a bank, collateralized by accounts receivable. The amount available under this line is a maximum commitment of $2,000,000 which was available through August 31, 1999. At June 30, 1999, no funds had been borrowed under this line of credit.

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

The Company has identified some applications that will require modification to address the Year 2000 problem. Internal and external resources will be used to make the required modifications and test these modifications. The Company plans on completing the modifications and testing of these modifications by the end of third quarter 1999. The total cost to the Company of these Year 2000 problem-related activities is not anticipated to be material. These costs and the date on which the Company plans to complete the modifications and testing to solve the Year 2000 problem are based upon management's estimates. However, there can be no assurance that these estimates will be achieved and that the costs of solving the Year 2000 problem could differ significantly from management's estimates.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On June 30, 1999 the Company settled its litigation, BP OIL COMPANY V. ARIZONA INSTRUMENT CORPORATION, with BP Oil Company relating to the sale and installation of Encompass tank testing systems at BP Oil Company's service stations. Under the terms of the settlement, the Company has agreed to pay BP Oil Company $35,000 and BP Oil Company has agreed to return the Encompass systems to the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     a) The 1999 Annual Meeting of Stockholders of the Company (the "Meeting") was held on July 9, 1999.

     b) At the Meeting, S. Thomas Emerson was elected to a three-year term as director of the Company. Continuing directors include Harold D. Schwartz, Steven G. Zylstra and George G. Hays.

     c) Following is a brief description of the matters voted upon at the Meeting and the results of the voting:

          (1)  Election of S. Thomas Emerson to the Board of Directors:
               1,205,622 votes for, 36,437 votes withheld.

          (2) Amendments to the Company's Employee Stock Purchase Plan to increase the number of shares of the Company's common stock available for grant by 65,000 shares: 1,154,169 votes for, 57,316 votes against, 30,574 votes abstained.

          (3) Ratification of the appointment of Toback, CPAs, P.C. as independent auditors of the Company for the fiscal year ending December 31, 1998 and 1999: 1,216,912 for, 6,833 votes against,
               18,314 votes abstained.

ITEM 5. OTHER INFORMATION

     a) On April 30, 1999, the Company sold certain assets related to the Encompass Systems and Soil Sentry Systems line of products to National Environmental Service, Co. for an adjusted aggregate purchase price of $1,061,531. A more detailed description of this transaction was provided in the Company Form 10-QSB filed with the Securities and Exchange Commission on May 17, 1999 and is incorporated herein by reference.

     b) On July 14, 1999, part of the roof of the building at Arizona Instruments Corporation's headquarters at 4114 East Wood Street in Tempe, Arizona collapsed during a monsoon storm. None of the Company's employees were injured as a result of the accident. The Company has been able to continue operations since the accident but does not currently know what long-term effects the accident will have on the Company.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

3.1 Composite Certificate of Incorporation of Registrant as amended through February 16, 1999. Incorporated by reference from the Form 10-QSB filed on May 17, 1999.

3.2 Bylaws of Registrant. Incorporated by reference from the Form 8-A filed on June 26, 1996.

27   Financial Data Schedule *

----------
     *  Filed herewith

(b)  No Form 8-K was filed by registrant during the quarter ended June 30, 1999.

Pursuant to the requirements of the securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


August  13, 1999           /s/ George G. Hays
----------------           ------------------
Date                       George G. Hays, President, CEO
                           (Authorized officer)

August 13, 1999            /s/ Linda J. Shepherd
---------------            ---------------------
Date                       Controller
                           (Principal accounting officer)