Form 10QSB
period 1999-09-30
ARIZONA INSTRUMENT CORP
filed 1999-11-15
CIK 724904

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

                        QUARTERLY REPORT UNDER SECTION 13
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended September 30, 1999         Commission File Number: 0-12575


                         Arizona Instrument Corporation
             (Exact name of registrant as specified in its charter)


              Delaware                                  86-0410138
      (State of Incorporation)           (I.R.S. Employer identification number)


 1912 West 4th Street, Tempe, Arizona                   85281-2491
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

                               Yes [ ]   No [X]

As of November 1, 1999 1,363,514 shares of Common Stock ($0.01 par value) were outstanding.

                         ARIZONA INSTRUMENT CORPORATION

                                TABLE OF CONTENTS


PART 1.  FINANCIAL INFORMATION

Item 1   Financial Statements

         Consolidated Balance Sheets
         September 30, 1999 and December 31, 1998                          3

         Consolidated Statements of Operations
         Three and nine months ended September 30, 1999
         and September 30,1998                                             4

         Consolidated Statements of Cash Flows
         Nine months ended September 30, 1999 and
         September 30, 1998                                                5

         Notes to Consolidated Financial Statements                        6

Item 2   Management's Discussion and Analysis of
         Financial Condition and Results of Operations                     7

PART II. OTHER INFORMATION

Item 1   Legal Proceedings                                                11

Item 5   Other Information                                                11

Item 6   Exhibits and Reports on Form 8-K                                 11

                 ARIZONA INSTRUMENT CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                    September 30,   December 31,
                                                       1999            1998
                                                    -----------     -----------
                                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                         $ 3,190,862     $ 1,098,846
  Receivables, net                                    1,271,929       2,912,630
  Inventories                                         1,096,798       1,646,804
  Deferred Income Tax                                   625,000         625,000
  Prepaid expenses and other current assets              70,255          37,182
                                                    -----------     -----------
    Total current assets                              6,254,844       6,320,462

PROPERTY, PLANT AND EQUIPMENT, net                      708,642         861,808
GOODWILL, net of accumulated amortization             1,353,419       1,493,494
DEFERRED INCOME TAXES                                   465,000         465,000
OTHER ASSETS                                            345,392         638,191
                                                    -----------     -----------
TOTAL ASSETS                                        $ 9,127,297       9,778,955
                                                    ===========     ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Lines of credit                                   $        --     $   300,000
  Accounts payable                                      163,269         277,743
  Current portion of long-term debt and
    capital lease obligations                            12,940          12,940
  Other accrued expenses                              1,173,640       1,683,875
                                                    -----------     -----------
    Total current liabilities                         1,349,849       2,274,558
                                                    -----------     -----------
LONG-TERM DEBT AND CAPITAL LEASE
  OBLIGATIONS - less current portions                     1,880          11,956

SHAREHOLDERS' EQUITY
  Common stock, .01 par value per share:
    Authorized, 10,000,000 shares;
    Issued, 1,383,213 and 1,372,504 shares               69,147          68,625
  Preferred stock, $.01 par value per share:
    Authorized, 1,000,000 shares
  Additional paid-in capital                          9,922,823       9,890,416
  Deficit                                            (1,981,620)     (2,231,818)
                                                    -----------     -----------
                                                      8,010,350       7,727,223
  Less treasury stock, 19,699 shares at cost           (234,782)       (234,782)
                                                    -----------     -----------
    Total shareholders' equity                        7,775,568       7,492,441
                                                    -----------     -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $ 9,127,297       9,778,955
                                                    ===========     ===========

                 See Notes to Consolidated Financial Statements

                 ARIZONA INSTRUMENT CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                      Three Months Ended              Nine Months Ended
                                                 ---------------------------     ---------------------------
                                                Sept 30, 1999   Sept 30, 1998   Sept 30, 1999   Sept 30, 1998
                                                -------------   -------------   -------------   -------------
NET SALES                                        $ 2,084,819     $ 2,297,245     $ 6,112,192     $ 6,454,593

COST OF GOODS SOLD                                   690,907         851,128       2,130,011       2,440,566
                                                 -----------     -----------     -----------     -----------
    Gross margin                                   1,393,912       1,446,117       3,982,181       4,014,027
                                                 -----------     -----------     -----------     -----------
EXPENSES
  Marketing                                          486,404         473,621       1,529,737       1,494,913
  General & administrative                           352,237         468,918       1,139,702       1,466,718
  Research & development                             169,503         222,193         555,879         654,757
  Amortization & depreciation                        120,443         154,044         374,548         487,164
                                                 -----------     -----------     -----------     -----------
    Total Expenses                                 1,128,587       1,318,776       3,599,866       4,103,552
                                                 -----------     -----------     -----------     -----------
OPERATING INCOME(LOSS)                               265,325         127,341         382,315         (89,525)
                                                 -----------     -----------     -----------     -----------
OTHER REVENUE (EXPENSE)
  Interest income                                     35,249              --          64,572              --
  Interest expense                                    (1,869)        (16,619)        (29,265)        (86,707)
  Other                                               34,811           7,924          47,331          65,934
                                                 -----------     -----------     -----------     -----------
    Total other (expense)                             68,191          (8,695)         82,638         (20,773)
                                                 -----------     -----------     -----------     -----------
INCOME (LOSS) BEFORE INCOME TAX FROM
CONTINUING OPERATIONS                                333,516         118,646         464,953        (110,298)

INCOME TAXES (BENEFIT)                               112,962          36,899         159,071         (39,266)
                                                 -----------     -----------     -----------     -----------

INCOME (LOSS) FROM CONTINUING OPERATIONS             220,554          81,747         305,882         (71,032)

INCOME (LOSS) FROM DISCONTINUED
  OPERATIONS, NET                                         --          83,935         (64,724)        556,181
                                                 -----------     -----------     -----------     -----------

NET INCOME                                       $   220,554     $   165,682     $   241,158     $   485,149
                                                 ===========     ===========     ===========     ===========
NET INCOME (LOSS) PER SHARE - BASIC:
 FROM CONTINUING OPERATIONS                      $      0.16     $      0.06     $      0.22     $     (0.05)
                                                 ===========     ===========     ===========     ===========
NET INCOME (LOSS) INCOME PER SHARE - BASIC:
 FROM DISCONTINUED OPERATIONS                    $        --     $      0.06     $     (0.05)    $      0.41
                                                 ===========     ===========     ===========     ===========

NET INCOME (LOSS) INCOME PER SHARE - BASIC       $      0.16     $      0.12     $      0.18     $      0.36
                                                 ===========     ===========     ===========     ===========
NET INCOME (LOSS) PER SHARE - DILUTED:
 FROM CONTINUING OPERATIONS                      $      0.16     $      0.06     $      0.22     $     (0.05)
                                                 ===========     ===========     ===========     ===========
NET INCOME (LOSS) INCOME  PER SHARE - DILUTED:
 FROM DISCONTINUED OPERATIONS                    $        --     $      0.06     $     (0.05)    $      0.41
                                                 ===========     ===========     ===========     ===========

NET INCOME(LOSS) PER SHARE - DILUTED             $      0.16     $      0.12     $      0.17     $      0.36
                                                 ===========     ===========     ===========     ===========
BASIC SHARES OUTSTANDING (WEIGHTED AVERAGE)        1,363,241       1,367,239       1,362,549       1,347,457

EQUIVALENT SHARES - STOCK OPTIONS                     32,142              --          32,141              --
                                                 -----------     -----------     -----------     -----------
DILUTED SHARES OUTSTANDING                         1,395,383       1,367,239       1,394,690       1,347,457
                                                 ===========     ===========    ===========      ===========

                 See Notes to Consolidated Financial Statements

                 Arizona Instrument Corporation and Subsidiaries
                      Consolidated Statement of Cash Flows

                                                                    Nine Months Ended
                                                                --------------------------
                                                               Sept 30, 1999  Sept 30, 1998
                                                                -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                    $   241,158    $   485,149
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                                 403,349        515,632
      Decrease in receivables                                     1,640,701        929,240
      (Increase) decrease in inventories                           (326,766)       705,803
      Increase in prepaid expenses and other current assets         (41,223)       (24,261)
      Decrease in other assets                                      155,239         48,999
      Decrease in deferred income taxes                                  --        268,267
      Decrease in accounts payable and other accrued expenses      (624,709)      (776,475)
      Gain on sale of assets                                        (22,503)            --
                                                                -----------    -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                         1,425,246      2,152,354
                                                                -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of Soil Sentry/ Encompass product line       1,061,531             --
  Purchases of capital equipment                                   (117,614)      (214,672)
                                                                -----------    -----------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                 943,917       (214,672)
                                                                -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net payments under line of credit                                (300,000)      (266,000)
  Issuance of common stock pursuant to stock purchase plan           32,929         29,819
  Purchase of treasury stock                                             --        (12,331)
  Payments of long-term debt and capital leases                     (10,076)      (350,309)
                                                                -----------    -----------
NET CASH USED IN FINANCING ACTIVITIES                              (277,147)      (598,821)
                                                                -----------    -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS                         2,092,016      1,338,861

CASH AND CASH EQUIVALENTS, beginning of period                    1,098,846        143,173
                                                                -----------    -----------
CASH AND CASH EQUIVALENTS, end of period                        $ 3,190,862    $ 1,482,034
                                                                ===========    ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest expense                                                     29,264         89,814

                 See Notes to Consolidated Financial Statements

                 ARIZONA INSTRUMENT CORPORATION AND SUBSIDIAIRES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. CONSOLIDATED FINANCIAL STATEMENTS

The consolidated balance sheet as of September 30, 1999, the consolidated statements of operations and cash flows for the three-month and nine-month periods ended September 30, 1999 and 1998 have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position at September 30, 1999 and the results of operations and cash flows for the three-month and nine-month periods ended September 30, 1999 and September 30, 1998 have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1998 Report on Form 10-KSB. The results of operations for the interim periods are not necessarily indicative of the results to be obtained for the entire year.

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

2. INVENTORIES

Inventories consist of the following

                                             September 30,       December 31,
                                                 1999               1998
                                              ----------         ----------
     Finished Goods                           $  580,314         $  480,515
     Components                                  516,484          1,166,289
                                              ----------         ----------
                                              $1,096,798         $1,646,804
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

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998.

Net sales for the nine months ended September 30, 1999 were $6,112,192, a decrease of $342,401 or 5.3% from the $6,454,593 generated for the same period of 1998. This decrease was due to decreased international sales and a decrease of non-recurring sales of miscellaneous tank testing revenue.

Cost of goods sold for the nine months ended September 30, 1999 was $2,130,011, a decrease of $310,555 or 12.7% from the $2,440,566 incurred for the same period of 1998. The decrease in cost of goods sold was due to improved manufacturing efficiencies and, to a lesser extent, the costs of goods associated with decreased sales.

Operating expenses for the nine months ended September 30, 1999 were $3,599,866, a decrease of $503,686 or 12.3% as compared to operating expenses of $4,103,552 for the same period of 1998. Marketing expenses for the nine months ended September 30, 1999 were $1,529,737, an increase of $34,824 or 2.3% as compared to the $1,494,913 for the same period in 1998. Increased marketing expenses were due to a higher level of marketing activity required to support the Company's domestic and international operations. General and administrative expenses for the nine months ended September 30, 1999 were $1,139,702, a decrease of $327,016 or 22.3% as compared to $1,466,718 for the same period of 1998, due primarily to reduction in capital leases, property maintenance, insurance costs and other miscellaneous expenses. Research and development expenses for the nine months ended September 30, 1999 were $555,879, a decrease of $98,878 or 15.1% compared to the $654,757 of research and development expenses incurred in the comparable period of 1998. This decrease was due primarily to a decrease in personnel related costs. As a result, operating income for the nine months ended September 30, 1999 grew to $382,315, an increase of $471,840 from the operating loss of $89,525 incurred by the Company for the same period of 1998.

Other income for the first nine months of 1999 was $82,638, an increase of $103,411 from the $20,773 in expense realized for the same period of 1998. This was due primarily to an increase in interest income.

As a result of these changes, income before taxes from continuing operations for the nine months ended September 30, 1999 was $464,953, an increase of $575,252 from the loss of $110,298 recorded for the same period of 1998. Provision for income taxes increased to $159,071 for the nine months ended September 30, 1999 as compared to a tax benefit of $39,266 for the same period of 1998. The Company expects its provision for income taxes to approximate the amount computed at the statutory rate for 1999. As a result, net income from continuing operations for the first nine months of 1999 was $305,882, an increase of $376,915 over the net loss from continuing operations of $71,032 incurred in the same period of 1998.

The Company sold its Soil Sentry/Encompass product line in April 1999. For the first nine months of 1999, the Company had a loss from discontinued operations of $64,724, while the gain from discontinued operations for the first nine months of 1998 was $556,181. As a result, net income for the first nine months of 1999 was $241,158, a decrease of $243,990 or 50.3% from net income of $485,149 generated for the first nine months of 1998.

THREE MONTHS ENDED SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998

Net sales for the three months ended September 30, 1999 were $2,084,819, a decrease of $212,426 or 9.3% from the $2,297,245 in net sales generated for the third quarter of 1998. This decrease was a result of the moving of our facilities.

Cost of goods sold for the three months ended September 30, 1999 were $690,907, a decrease of $160,221 or 18.8% from the $851,128 incurred for the third quarter of 1998. The decrease in cost of goods sold was due to our continued efforts to improving manufacturing efficiencies.

Operating expenses for the third quarter of 1999 were $1,128,587, a decrease of $190,189 or 14.4% as compared to operating expenses of $1,318,776 for the third quarter of 1998. Marketing expenses for the third quarter of 1999 were $486,404, an increase of $12,783 or 2.7% over the same period in 1998, due to increased trade show attendance in the third quarter. General and administrative expenses for the third quarter of 1999 were $352,237, a decrease of $116,681 or 24.9% as compared to $468,916 for the third quarter of 1998, due primarily to a reduction in capital leases, insurance costs and other miscellaneous expenses. Research and development expenses for the third quarter of 1999 were $169,503, a decrease of $52,690 or 23.7% compared to the $222,193 of research and development expenses incurred in the third quarter of 1998. This decrease was due primarily to a decrease in personnel related costs. As a result, operating income for the third quarter of 1999 grew to $265,325, an increase of $137,984 from the operating income of $127,341 incurred by the Company for the third quarter of 1998.

Other income for the third quarter of 1999 was $68,191, an increase of $76,886 from the $8,695 in expense realized for the third quarter of 1998. The increase in income was due to an increase in interest income and a decrease in interest expense related to the line of credit.

As a result of these changes, income from continuing operations before taxes for the third quarter of 1999 was $333,516, an increase of $214,870 from the income of $118,646 recorded for the third quarter of 1998. Provision for income taxes increased to $112,962 for the third quarter of 1999 as compared to $36,899 for the third quarter of 1998. The Company expects its provision for income taxes to approximate the amount computed at the statutory rate for 1999. As a result, net income from continuing operations for the third quarter was $220,554, an increase of $138,807 over the net income from continuing operations of $81,747 for the third quarter or 1998.

The Company sold its Soil Sentry/Encompass product line in April 1999. For the third quarter of 1999, the Company did not have income from discontinued operations, while income from discontinued operations for the third quarter of 1998 was $83,935. As a result, net income for the third quarter of 1999 was $220,554, an increase of $54,872, or 33.1% from net income of $165,682 generated for the third quarter of 1998.

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

LIQUIDITY AND CAPITAL RESOURCES

Working capital at September 30, 1999 was $4,904,996, an increase of $859,092 from the working capital of $4,045,904 as of December 31, 1998. Working capital increased due to an increase in cash and a decrease in accounts payable which more than offset a reduction in receivables and inventories. The Company's current ratio as of September 30, 1999 increased to 4.6 from a current ratio of
2.8 as of December 31, 1998.

The Company currently has a line of credit available through a bank, collateralized by accounts receivable. The amount available which under this line is a maximum commitment of $2,000,000 which is available through December 31, 1999. At September 30, 1999, no dollars had been borrowed under this line of credit.

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

YEAR 2000

The inability of computers, software and other equipment utilizing microprocessors to recognize and properly process data fields containing a 2-digit year is commonly referred to as the Year 2000 problem. As the year 2000 approaches, such systems may be unable to accurately process certain date-based information.

The Company has identified some applications that will require modification to address the Year 2000 problem. Internal and external resources will be used to make the required modifications and test these modifications. As of September 30, 1999, we believe that we are Y2K compliant. The Company completed the modifications and tested them in November 1999 with favorable results.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information is incorporated by reference from the Company's Report on Form 10-KSB for the year ended December 31, 1998.

ITEM 5. OTHER INFORMATION

On July 14, 1999, part of the roof of the building at the Company's headquarters at 4114 East Wood Street in Tempe, Arizona collapsed during a monsoon storm. The Company is now operating from a new facility at 1912 West 4th Street, Tempe, Arizona 85281. Although the disruption in operations caused by the roof collapse and move into new facilities had an adverse effect on the Company's net sales, the Company does not consider the effect to be material.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          1.1 Composite Certificate of Incorporation of Registrant as amended through July 5, 1994. Incorporated by reference from the Form 8-A filed on June 26, 1996.

          1.2 Bylaws of Registrant. Incorporated by reference from the Form 8-A filed on June 26, 1996.

          27   Financial Data Schedule*

          * Filed herewith

     (b)  Reports on Fom 8-K

          No Form 8-K was filed by the registrant during the quarter ended September 30, 1999.

Pursuant to the requirements of the securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


November 13, 1999                       /s/ George G. Hays
-------------------                     ----------------------------------------
Date                                    George G. Hays, President, CEO
                                        (Authorized officer)



November 13, 1999                       /s/ Linda J. Shepherd
-------------------                     ----------------------------------------
Date                                    Controller
                                        (Principal accounting officer)