Form 10KSB40
period 1999-12-31
ARIZONA INSTRUMENT CORP
filed 2000-03-30
CIK 724904

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10KSB

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the fiscal year ended December 31, 1999.

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (no fee required)

     For the transition period from _________ to __________.

                         Commission File Number: 0-12575

                         ARIZONA INSTRUMENT CORPORATION
           -----------------------------------------------------------
           (Name of small business issuer as specified in its charter)

               Delaware                                          86-0410138
    ------------------------------                           -------------------
     (State or other jurisdiction                             (IRS Employer or
    incorporation of organization)                           Identification No.)


   1912 West 4th Street, Tempe, AZ                                 85281
----------------------------------------                         ----------
(Address of principal executive offices)                         (Zip Code)

                    Issuer's telephone number: (602) 470-1414

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $.01 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference In Part III of this Form 10-IKSB or any amendment to this Form 10-KSB. [X]

As of March 22, 2000, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $5,782,000. The aggregate market value is computed with reference to the average bid and asked prices. Shares of Common Stock held by each officer and director and by such person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive.

Issuer's revenues for its most recent fiscal year were $9,052,505.

As of March 22, 2000, 1,371,399 shares of Common Stock ($.01 par value) were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Part III: Portions of the Proxy Statement for the 2000 Annual Shareholders' Meeting (to be filed).

Unless the context indicates otherwise, the term "Company" or "AZI" refers to Arizona Instrument Corporation and its wholly-owned subsidiaries.

Except for the historical information contained herein, the discussion in this Form 10-KSB contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. The forward-looking statements include statements regarding management's anticipation of the Company's future market position, development of additional products, product introduction and delivery dates, reliability of products, adequate sources of supplies, acquisition of related product lines or companies, positive responses to new developments, and availability and terms of credit. The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties, and on assumptions that involve judgments with respect to, among other things, future economic, competitive and market conditions, research and development results, product introduction and delivery schedules, raw materials, market conditions, stability of the regulatory environment and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements, many of which are beyond the control of the Company, are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in forward-looking information will be realized. Important factors that may cause actual results to differ materially from those contemplated or implied by such forward-looking statements are discussed in more detail in this form 10-KSB. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

     Arizona Instrument Corporation designs and manufactures precision instruments used in quality control, industrial control and environmental monitoring applications. AZI completed its initial public stock offering on September 22, 1983, as Computrac Instruments, Inc. Later that year, the Company changed its name to Quintel Corporation. In March 1987, to reflect new product offerings, the Company was renamed Arizona Instrument Corporation.

     AZI's initial product was the Computrac moisture analyzer for use in process control industries, but the Company has expanded into other product areas. In December 1986, AZI acquired Jerome Instrument Corporation ("Jerome"), a manufacturer of mercury and hydrogen sulfide gas analyzers. In January 1988, AZI completed the acquisition of certain assets from Genelco, Inc. ("Genelco") including the Soil Sentry line of underground storage tank ("UST") leak detection systems. In June 1994, the Company introduced the ENCOMPASS(TM) product, its next generation of fuel management and leak detection compliance systems. The Company sold the ENCOMPASS product line on April 30, 1999. In September 1992, the Company acquired Horizon Engineering and Testing, Inc. ("Horizon"), as an AZI wholly-owned subsidiary, that specialized in testing and engineering services for USTs; the Company discontinued Horizon's operations during 1997.

COMPUTRAC PRODUCT LINE

     Products - AZI was founded on the Computrac line of moisture analyzers. The Computrac moisture analyzers simplify and automate a tedious industrial quality control procedure. Typically, a sample material is weighed, then dried in an oven for several hours to drive off moisture. The sample is weighed again and the initial moisture content of the sample is computed based on the loss of water weight. Computrac instruments house a heating chamber to dry the sample, a precision balance to measure sample weight change and a microprocessor that uses an algorithm to quickly extrapolate moisture content based on the rate of weight loss. This technology is named the "loss on drying" or LOD technique.

     Computrac instruments are rugged enough to be used on the factory floor for quick batch analysis and accurate enough for precise laboratory testing. They do not require a trained technician for operation. Thus, they can save customers both time and money.

     In 1994, the Company completed development of the Computrac MAX-2000 and MAX-1000 moisture analyzers. The MAX-2000 uses digital technology to detect moisture levels accurately down to .005% in as little as two minutes. The MAX-2000 is programmable from an easy-to-use front panel menu system, allowing the user to store test parameters for 30 different sample materials. It features a real-time front panel display of moisture values, the elapsing test time and drying-curve graph, a statistical software package, and the ability to send test results to a PC or printer.

     In December 1995, the Company announced that it completed proof of concept of its new line of Computrac 3000 moisture analyzers with Alpha and Beta production units completed in 1996. The Computrac 3000, targeted at the worldwide titration market, requires no toxic reagents, is simple to use and maintain, and offers excellent correlation and repeatability. The Computrac 3000 was released for sale to customers during 1997, and in 1999 the Company announced the Computrac 4000, an instrument designed to measure the moisture content of edible oils, lubricating and cooling oils, and heavy fuels.

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

     The Jerome 631-X hydrogen sulfide analyzer ("Jerome H2S Analyzer") detects and measures low levels of ambient hydrogen sulfide ("H2S"). Using the Company's gold-film sensing technology, the hand-held instrument quickly quantifies H2S levels down to parts-per-billion, allowing corrective action to reduce complaints that arise at noxious-odor levels. The simple-to-operate, push button unit is easily carried to sources of H2S where it monitors gas levels to meet air quality standards.

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

     In June 1994, the Company introduced the ENCOMPASS product, a personal computer-based fuel inventory reporting and environmental compliance system that utilizes on-site personal computers to manage fuel inventory and meet EPA leak detection requirements. The ENCOMPASS system was compatible with other business software and runs in the computer's background without interrupting other site activities. In the event of an alarm condition, the system automatically notified the operator. The ENCOMPASS system ran in a Windows-based environment.

     Sales of the Company's Encompass and Soil Sentry products for 1998 failed to meet expectations. The Company believes the slower sales were due to decisions by many UST operators to seek less expensive methods of meeting regulatory requirements such as annual tank testing, combined with monthly inventory reconciliation or statistical inventory reconciliation. In response to the declining sales, the Company sold certain assets related to the Encompass and Soil Sentry product lines to National Environmental Service, Co. ("NESCO") pursuant to an Asset Purchase Agreement executed April 30, 1999.

HORIZON

     Services - Horizon was acquired in 1992 to facilitate the penetration of the UST market by the Company's Soil Sentry products. Horizon provided tank testing services using a tracer testing system for USTs, which was licensed to Horizon by Tracer Research Corp. ("Tracer") of Tucson, Arizona. In 1997, the Company discontinued Horizon's operations.

PRODUCT RELIABILITY AND QUALITY CONTROL

     The Company believes its products are highly reliable. The Company's products have built-in self-test features that are designed to insure that the instrument is functioning properly and will provide an accurate result. If any of the self-tests indicate abnormal conditions, the operator is alerted by a light, and a coded display indicates the type of malfunction. The Company's products have one- and two-year parts and labor warranties. For the year ended December 31, 1999, warranty expense approximated 2% of net sales.

     In February 1996, the Company achieved ISO 9001 Quality System Certification. This certification is registered through SGS International Certification Services, Inc., an ANSI-RAB accredited registrar. The ISO 9001 certification defines models for quality assurance in every phase of business operations including design, development, quality control, customer service, production, installation and service. Certification to the worldwide ISO 9001 standard establishes that the Company has in place policies, practices and procedures to provide services using quality management systems in compliance with International Organization of Standardization (ISO) model.

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

     The Company markets its instruments for export through its own sales force, as well as through foreign distributors in Canada, Europe, the Far East, and Latin America.

INDUSTRIES SERVED - CUSTOMERS

     The specific industries served domestically by each product are detailed in the specific Markets and Applications sections presented earlier.

     Most export sales are to foreign distributors. The Company is unable to determine which industries are served by the export sales, but believes them to be similar in pattern to domestic sales. Export sales were approximately 18% of total sales in 1999, with no sales to any country exceeding 10% of net sales. (See Note 8 to the Consolidated Financial Statements)

     The Company's business with United States government agencies is effected through one contract with the General Services Administration. The Jerome products are available for purchase by federal agencies through this contract. The contract does not provide for renegotiation of profits, except upon renewal of such contract or termination at the election of the government. The contract for the Jerome product line was renewed without substantial modifications. The Company's products and services are not subject to government approval. The Company is not aware of any pending government regulations that would materially affect its business.

COMPETITION

     Computrac - A number of companies have products that compete with Computrac moisture analyzers. For applications where very low moisture levels are measured, titrators provide the greatest competition. Many of these companies operate both domestically and internationally.

     Jerome - There is no significant competition for Jerome in applications where low levels of hydrogen sulfide gas or mercury vapor need to be measured with a hand-held ambient air analyzer. When a less sensitive instrument is needed, the level of competition increases.

RESEARCH AND DEVELOPMENT

     The Company believes that the development of new products, enhancements for existing products, and the development of new applications for its existing products are critical to its success. Research and development expenses decreased 34.6% in 1999 compared to 1998. Expenditures for research and development for the years ended December 31, 1999, 1998 and 1997 were $866,985, $1,324,640, and $984,628, respectively. This represented 9.6% of sales in 1999, 9.6% of sales in 1998, and 6.5% of sales in 1997. The Company intends to develop additional instrumentation products and services through OEM relationships and the acquisition of related product lines or instrument companies. During February of 1999, Mr. Walfred Raisanen resigned as Vice President of Engineering. The Company then reorganized its Research and Development departments.

PATENTS, LICENSES AND TRADEMARKS

     The Company owns three patents directed to aspects of its Computrac product, and two domestic and five foreign patents directed to aspects of its Jerome product. The Company does not believe that patents are a significant long-term competitive factor in these businesses and intends to rely more on its on-going research and development, engineering and customer service to maintain a long-term competitive advantage in the market place. The Company has not granted licenses under any of its patents and such patents have not been challenged or upheld in court. There can be no assurance that the validity of the patents will be upheld if challenged.

EMPLOYEES

     As of December 31, 1999, the Company had a total of 60 full time employees. The Company provides ongoing training to its technical and sales personnel. None of the Company's employees are represented by a union. Management believes that relations between the Company and its employees are excellent.

     Effective March 18, 1999, the Company's Board of Directors amended its employment agreement with George G. Hays. Pursuant to that amendment, the term of the employment contract was extended to March 31, 2001. The contract was amended further to grant Mr. Hays his salary for the full term of the contract in the event the Company sells all or substantially all of its assets or if a change in control of the Company occurs.

MATERIAL PURCHASES, SALES AND STOCK CONVERSIONS

     The Company's shareholders approved a 1 for 5 reverse split of outstanding common stock at a special meeting on February 5, 1999. The Board of Directors approved the transaction on February 8, 1999.

     In April 1999, the Company executed a letter of intent with NESCO to sell the assets of AZI's Encompass and Soil Sentry product lines to NESCO. The parties executed an Asset Purchase Agreement on April 30, 1999, pursuant to which NESCO agreed to pay the Company $1,000,000 in exchange for the marketing, licensing, distributing, developing, manufacturing, service and operations of Encompass and Soil Sentry, and the monitoring services of their users. Because of this sale, the Company has been able to redirect its attention to its historic core businesses of moisture analysis and toxic gas analysis.

     On February 1, 2000, the Company entered into a letter of intent with George G. Hays, its President and Chief Executive Officer, Harold D. Schwartz, a member of the Company's Board of Directors, and G. James Hays, the father of George G. Hays, for the acquisition of all of AZI's outstanding shares not owned by them. This transaction was approved by a special committee of the Board of Directors, which was formed in August 1999, and is subject to approval by the Company's shareholders, satisfactory completion of a due diligence investigation by Mr. Hays, receipt of a fairness opinion, and certain other customary conditions. The Company anticipates that a shareholder vote and the closing of the transaction (if approved by the shareholders) will likely occur in the second quarter of 2000.

ITEM 2. DESCRIPTION OF PROPERTY

     As the result of a roof collapse at the Company's headquarters, located at 4114 East Wood Street, Tempe, Arizona, in July 1999, during a monsoon storm, the Company moved its facilities and entered into a lease agreement for approximately 20,000 square feet at 1912 West 4th Street, Tempe, Arizona. Although the disruption in operations caused by the roof collapse and move to the new facilities adversely affected the Company's net sales, the Company does not consider the effect to be material. All administration, sales, customer service, engineering and manufacturing for the Company are in the new Tempe facility. The lease on the new building expires in September 2004. The Company believes that its facilities are modern, well-maintained and sufficient for its current needs.

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

     In February 1999, the Company received a letter from BP Oil Company ("BP") demanding the return of approximately $1.9 million previously paid by BP to the Company in prior years for the purchase of Encompass tank gauge systems, the removal of Encompass systems from BP sites, and for the cancellation of any outstanding invoices from AZI. This suit was settled for $35,000 in July 1999.

     In February 2000, the Company received a demand in the amount of $100,000 from Maxey Energy Systems for alleged difficulties with Encompass/Soil Sentry software and hardware. The Company is investigating the claim.

     From time to time, the Company is involved in routine litigation that is incidental to its business. The Company is not currently involved in any other legal proceedings, the result of which the Company believes would have a material adverse effect upon the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company did not submit any matters to a vote of security holders in the fourth quarter of 1999.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock trades on the Nasdaq Small Cap Market. As of March 22, 2000, there were approximately 311 shareholders of record of the Company's common stock, its only class of common equity. The high and low sales prices set forth below are derived from information provided by The Nasdaq Stock Market.

             1999                          HIGH             LOW
             ----                          ----            ----
        First Quarter                      4.37            1.50
        Second Quarter                     2.87            1.75
        Third Quarter                      6.12            2.62
        Fourth Quarter                     5.84            3.00

             1998                          HIGH             LOW
             ----                          ----            ----
        First Quarter                      7.03            4.21
        Second Quarter                     8.12            5.31
        Third Quarter                      5.78            2.81
        Fourth Quarter                     5.00            2.50

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Except for the historical information contained herein, the discussion in this Form 10-KSB contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. The forward-looking statements include statements regarding management's anticipation of the Company's future market position, development of additional products, product introduction and delivery dates, reliability of products, adequate sources of supplies, acquisition of related product lines or companies positive responses to new developments, and availability and terms of credit. The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties, and on assumptions that involve judgments with respect to, among other things, future economic, competitive and market conditions, research and development results, product introduction and delivery schedules, raw materials, market conditions, stability of the regulatory environment, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements, many of which are beyond the control of the Company, are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in forward-looking information will be realized. Important factors which may cause actual results to differ materially from those contemplated or implied by such forward-looking statements are discussed in more detail in this form 10-KSB. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

RESULTS OF OPERATIONS

The following table sets forth items in the Company's Consolidated Statements of Operations as a percent of total net sales for the years ended December 31 1999 and 1998. See ITEM 7 FINANCIAL STATEMENTS.

                                    Percentage of net Sales   Percentage change
                                     Year Ended December 31,  over prior periods
                                     -----------------------  ------------------
                                                                   1999 vs
                                       1999        1998             1998
                                       -----       -----            ----
NET SALES                              100.0%      100.0%          -34.1%
COST OF GOODS SOLD                      35.9%       46.6%          -49.2%
                                       -----       -----
      Gross margin                      64.1%       53.4%          -21.0%
                                       -----       -----
EXPENSES
  Marketing                             25.4%       22.9%          -26.8%
  General & administrative              16.3%       12.6%          -14.6%
  Research & development                 9.6%        9.6%          -34.6%
  Amortization & depreciation            5.3%        4.6%          -23.9%
                                       -----       -----
      Total Expenses                    56.7%       49.7%          -24.9%
                                       -----       -----
OPERATING INCOME (LOSS)                  7.4%        3.7%           32.9%
                                       -----       -----
OTHER REVENUE (EXPENSE)
  Interest income                        1.4%        0.0%          693.5%
  Interest expense                      -0.3%       -0.8%          -70.7%
  Other                                  0.2%        0.5%          -73.6%
                                       -----       -----
      Total other income (expense)       1.3%       -0.3%          456.3%
                                       -----       -----
INCOME                                   8.6%        3.4%           66.7%
                                       -----       -----
INCOME TAXES                             4.4%        2.5%           16.3%
                                       -----       -----
NET INCOME                               4.2%        0.9%          204.8%
                                       =====       =====

1999 vs. 1998

     Net sales decreased by $4,684,476 or 34.1% to $9,052,505 in 1999 from $13,736,981 in 1998. Sales decreased primarily due to reduced Encompass/Soil Sentry system and installation revenues which resulted from the disposition of the Soil Sentry/Encompass product line in April, 1999, and to a lesser extent a decline in sales of Jerome instruments.

     Cost of goods sold decreased by $3,144,865 or 49.2% to $3,252,610 in 1999 from $6,397,475 in 1998. The decrease in Cost of goods sold was due to lower Encompass/Soil Sentry system and installation costs which resulted from lower sales. Cost of goods sold was 35.9% of sales in 1999 compared to 46.6% of sales in 1998. Gross margin improved primarily to the change in product mix resulting from the sale of the Encompass/Soil Sentry product line and to a lesser extent the better utilization of manufacturing resources.

     Operating expenses in 1999 decreased by $1,704,876 or 24.9% to $5,132,775 from $6,837,651 in 1998. The decrease in operating expenses for 1999 compared to 1998 was a result of decreased personnel expenses and other expenses which resulted from the sale of the Encompass/Soil Sentry product line and to a lesser extent the Company's continuing cost reduction effort. Operating expenses were 56.7% of sales in 1999, as compared to 49.7% of sales in 1998. Marketing expenses decreased by $841,838 or 26.8% to $2,303,230 from $3,145,068 in 1999.
Marketing expenses decreased primarily due to the sale of the Soil Sentry/Encompass product line. Marketing expenses were 25.4% of sales in 1999 as compared to 22.9% of sales in 1998. General and administrative expenses decreased by $253,162 or 14.6% to $1,479,004 from $1,732,166 in 1998. General and administrative expenses decreased in 1999 due to reductions in capital leases, property maintenance, insurance and miscellaneous expenses. General and administrative expenses were 16.3% of sales in 1999 as compared to 12.6% of sales in 1998. Research and development expenses decreased by $457,655 or 34.6% in 1999 to $866,985 from $1,324,640 in 1998. The decrease in research and development expenses was primarily due to a reduction in expenses for personnel associated with the Encompass/Soil Sentry product line. Research and development expenses were 9.6% of sales in 1999 as compared to 9.6% of sales in 1998. Amortization and depreciation expenses decreased by $152,221 or 23.9% to $483,556 from $635,777 in 1998, as the Company reduced its purchases of additional capital equipment.

     Other income (expense) in 1999 increased by $147,691 or 456.3% to income of $115,321 as compared to loss of $32,370 in 1998. Interest income increased by $114,702 or 693.5% to $131,241 in 1999 from $16,539 in 1998, due to better cash management and the investment of the proceeds of the sale of the Encompass/Soil Sentry product line. Interest expense in 1999 decreased by $74,009 or 70.7% to $30,651 from $104,660 in 1998, due to a decrease in average borrowings.

     As a result income before taxes increased by $312,956 to $782,441 from $469,485 incurred in 1998.

     Income tax expense for 1999 was $400,000 as compared to $344,000 for 1998. The effective income tax rates for 1999 and 1998 are greater than the statutory federal and state rates due to nondeductible amortization and an increase in the valuation allowance in 1998.

     As a result, net income for 1999 was $382,441, an increase of $256,956 or 204.8% from $125,485 in 1998.

LIQUIDITY AND CAPITAL RESOURCES

     Working capital at December 31, 1999 increased $1,046,563 or 25.8% to $5,092,467 as compared to $4,045,904 of working capital at December 31 1998. The current ratio at December 31, 1999 increased to 5.6 from the current ratio of
2.8 at December 31, 1998. The increase in working capital and the current ratio were primarily due to the Company's positive cash generated from operations, which included the Encompass sale.

     At December 31, 1999, accounts receivable was $1,649,030, a decrease of $1,263,600 from the $2,912,630 accounts receivable as of December 31, 1998. Receivables decreased as a result of lower sales, and an increase in allowance for doubtful accounts. The ratio of net sales to ending accounts receivable for 1999 was 5.5 as compared to 4.7 for 1998. This ratio increased primarily due to better collection efforts. Inventory at December 31, 1999 was $688,236, a decrease of $958,568 from the inventory of $1,646,804 as of December 31, 1998. Inventory decreased due the sale of the Soil Sentry/Encompass product line and to a lesser extent better inventory management.

     Cash and cash equivalents at December 31, 1999 were $3,471,429, an increase of $2,372,583 from cash of $1,098,846 at December 31, 1998. Cash provided by operating activities was $1,886,079 as compared to cash provided by operating activities of $2,199,610 for 1998. Cash provided by operating activities was used to repay debt and purchase capital equipment. The Company had no borrowings from the line of credit at December 31, 1999, as compared to borrowings of $300,000 as of December 31, 1998.

     As of December 31, 1999 the Company was in compliance with its borrowing agreement with Imperial Bank (the "Bank"). At December 31, 1999, the Company had a line of credit with the Bank for $2,000,000 which was collateralized by the Company's assets. At December 31, 1999, the Company had no outstanding debts with this line of credit. The failure to maintain adequate credit facilities would have a material adverse effect on the Company.

ITEM 7. FINANCIAL STATEMENTS

                         ARIZONA INSTRUMENT CORPORATION

                        CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1999

                                    CONTENTS

                                                                           Page
                                                                           ----
Independent auditor's report                                               11-12

Consolidated financial statements:

    Balance sheet                                                            13

    Statements of operations                                                 14

    Statements of shareholders' equity                                       15

    Statements of cash flows                                               16-17

    Notes to financial statements                                          18-26

                          INDEPENDENT AUDITOR'S REPORT

Board of Directors
Arizona Instrument Corporation
Phoenix, Arizona

     We have  audited  the  consolidated  balance  sheet of  Arizona  Instrument
Corporation and subsidiaries as of December 31, 1999 and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, the 1999 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Arizona Instrument Corporation and subsidiaries as of December 31, 1999, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

/s/ McGladrey & Pullen, LLP

McGladrey & Pullen, LLP
Phoenix, Arizona
March 10, 2000

                          INDEPENDENT AUDITOR'S REPORT

Board of Directors
Arizona Instrument Corporation
Phoenix, Arizona

     We have audited the consolidated statement of operations, shareholders' equity and cash flows of Arizona Instrument Corporation and subsidiaries as of December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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


/s/ Toback CPAs, P.C.

Toback CPAs, P.C.
Phoenix, Arizona
March 10, 1999

                         ARIZONA INSTRUMENT CORPORATION

                           CONSOLIDATED BALANCE SHEET

                                DECEMBER 31, 1999

                                                                ASSETS

Current assets:
  Cash  and cash equivalents                                  $ 3,471,429
  Receivables, less allowance for doubtful
   accounts of $186,000                                         1,649,030
  Inventories:
    Components                                                    606,275
    Finished goods                                                 81,961
                                                              -----------
      Total inventories                                           688,236

  Deferred income taxes (Note 6)                                  358,000
  Prepaid expenses and other current assets                        35,827
                                                              -----------
      Total current assets                                      6,202,522

  Property, plant and equipment, net (Note 2)                     793,971
  Goodwill, net of accumulated amortization of $3,024,000       1,306,727
  Deferred income taxes (Note 6)                                  379,500
  Other assets                                                    335,139
                                                              -----------

      TOTAL ASSETS                                            $ 9,017,859
                                                              ===========

                      LlABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                            $   191,798
  Capital lease obligation (Note 9)                                10,691
  Other accrued expenses                                          907,566
                                                              -----------
      Total current liabilities                                 1,110,055

Commitments and contingencies (Note 10)

Shareholders' equity: (Note 5) Common stock, .01
  par value per share: Authorized, 10,000,000 shares;
  Issued, 1,383,213 Outstanding, 1,363,514 shares                  13,832
Preferred stock, $.01 par value per share:
  Authorized, 1,000,000 shares                                         --
Additional paid-in capital                                      9,978,131
Accumulated deficit                                            (1,849,377)
                                                              -----------
                                                                8,142,586

Less treasury stock, 19,699 shares at cost                       (234,782)
                                                              -----------
      Total shareholders' equity                                7,907,804
                                                              -----------

      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY              $ 9,017,859
                                                              ===========

                     The accompanying notes are an integral
                part of these consolidated financial statements.

                         ARIZONA INSTRUMENT CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                     YEARS ENDED DECEMBER 31, 1999 AND 1998


                                                  1999              1998
                                               ----------        -----------

Net sales                                      $9,052,505        $13,736,981
Cost of goods sold                              3,252,610          6,397,475
                                               ----------        -----------
      Gross profit                              5,799,895          7,339,506
                                               ----------        -----------
Operating expenses
  Selling & marketing                           2,303,230          3,145,068
  General & administrative                      1,479,004          1,732,166
  Research & development                          866,985          1,324,640
  Amortization & depreciation                     483,556            635,777
                                               ----------        -----------
      Total expenses                            5,132,775          6,837,651
                                               ----------        -----------

Operating income                                  667,120            501,855
                                               ----------        -----------
Other revenue (expense)
  Interest income                                 131,241             16,539
  Interest expense                                (30,651)          (104,660)
  Other                                            14,731             55,751
                                               ----------        -----------
      Total other income (expense)                115,321            (32,370)
                                               ----------        -----------

Income before income taxes                        782,441            469,485
Income tax expense (Note 6)                       400,000            344,000
                                               ----------        -----------

Net income                                     $  382,441        $   125,485
                                               ==========        ===========

Net income per share - basic                         0.28               0.09
                                               ----------        -----------
Net income per share - diluted                       0.28               0.09
                                               ----------        -----------

Basic shares outstanding                        1,362,792          1,352,805
Equivalent shares - stock options                  16,788                 --
                                               ----------        -----------
Diluted shares outstanding                      1,379,580          1,352,805
                                               ==========        ===========

                     The accompanying notes are an integral
                part of these consolidated financial statements.

                         ARIZONA INSTRUMENT CORPORATION

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                     YEARS ENDED DECEMBER 31, 1999 AND 1998

                                        Common Stock        Additional
                                     -------------------     Paid-in      Accumulated     Treasury
                                     Shares       Amount     Capital        Deficit        Stock          Total
                                     ------       ------     -------        -------        -----          -----
Balance, December 31, 1997         1,354,939     $13,549    $9,881,161    $(2,357,303)    $(222,451)    $ 7,314,956

Issuance of stock pursuant to:
Stock purchase plan                   16,766         168        60,483             --            --          60,651
Exercise of stock options                800           8         3,672             --            --           3,680
Purchase of treasury stock                --          --            --             --       (12,331)        (12,331)
Net income                                --          --            --        125,485            --         125,485
                                  ----------     -------    ----------    -----------     ---------     -----------

Balance, December 31, 1998         1,372,505     $13,725    $9,945,316    $(2,231,818)    $(234,782)    $ 7,492,441
                                  ==========     =======    ==========    ===========     =========     ===========
Issuance of stock pursuant to:
Stock purchase plan                   10,736         107        32,815             --            --          32,922
Fractional shares retired                (28)         --            --             --            --              --
Net income                                --          --            --        382,441            --         382,441
                                  ----------     -------    ----------    -----------     ---------     -----------

Balance, December 31, 1999         1,383,213     $13,832    $9,978,131    $(1,849,377)    $(234,782)    $ 7,907,804
                                  ==========     =======    ==========    ===========     =========     ===========

                     The accompanying notes are an integral
                part of these consolidated financial statements.

                         ARIZONA INSTRUMENT CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     YEARS ENDED DECEMBER 31, 1999 AND 1998


                                                        1999           1998
                                                     ----------     -----------
Cash flows from operating activities:
  Net income                                         $  382,441     $   125,485
  Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation and amortization                        520,453         668,189
   Gain on sale of product line (Note 10)               (25,235)             --
   (Gain) loss on sale or abandonment of property,
      plant and equipment                                23,714         (27,572)
   Provision for doubtful accounts                      109,031         271,609
   Decrease in receivables                            1,154,569         805,953
   Decrease in inventories                               81,796         845,658
   (Increase) decrease in other current assets           (6,795)         12,760
   Decrease in deferred tax asset                       352,500         341,000
   Decrease in other assets                             155,859          27,425
   Decrease in accounts payable                         (85,945)     (1,064,796)
   (Decrease) increase in accrued expenses             (776,309)        193,899
                                                     ----------     -----------
      Net cash provided by operating activities       1,886,079       2,199,610
                                                     ----------     -----------
Cash flows from investing activities:
  Purchases of property, plant and equipment
   and other assets                                    (304,927)       (206,663)
  Proceeds from sale of property, plant and
   equipment and other assets                            11,183          30,075
  Proceeds from sale of Soil Sentry/Encompass
    Product line (Note 10)                            1,061,531              --
      Net cash provided by (used in) investing
       activities                                       767,787        (176,588)
                                                     ----------     -----------

                     The accompanying notes are an integral
                part of these consolidated financial statements.

                         ARIZONA INSTRUMENT CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     YEARS ENDED DECEMBER 31, 1999 AND 1998


                                                       1999             1998
                                                   -----------      -----------
Cash flows from financing activities:
Payments of long-term debt and capital leases      $   (14,205)     $  (353,349)
Net payments under bank lines of credit               (300,000)        (766,000)
Proceeds from stock issued for options                      --            3,680
Purchase of treasury stock                                  --          (12,331)
Issuance of common stock pursuant to stock
  purchase plan                                         32,922           60,651
                                                   -----------      -----------
    Net cash used in financing activities             (281,283)      (1,067,349)
                                                   -----------      -----------

Net increase in cash and cash equivalents            2,372,583          955,673

Cash and cash equivalents, beginning of year         1,098,846          143,173
                                                   -----------      -----------

Cash and cash equivalents, end of year             $ 3,471,429      $ 1,098,846
                                                   ===========      ===========


                       SUPPLEMENTAL CASH FLOW INFORMATION

Transfer of inventories to property, plant and
 equipment to be used as demonstration units       $   19,633       $    64,530
Interest paid                                          30,651            75,733
Income taxes paid                                      37,660                --


                     The accompanying notes are an integral
                part of these consolidated financial statements.

                         ARIZONA INSTRUMENT CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Summary of significant accounting policies:

     Description of business:

     Arizona Instrument Corporation designs, manufactures and markets the Computrac line of automated microprocessor controlled analytical instruments used to measure the moisture content of various materials and the Jerome line of toxic gas detection instruments primarily used to detect mercury and hydrogen sulfide. The Company also had a line of computer-based fuel management and compliance leak detection instruments for monitoring underground storage tanks. The Company sold the assets and rights to this product line during 1999 (see Note 10). The Company sells in the United States and also in international markets.

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

     Revenue recognition:

     Sales of instruments are recognized at the time shipments are made.

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

                         ARIZONA INSTRUMENT CORPORATION

1.   Summary of significant accounting policies, continued:

     Goodwill and amortization:

     Goodwill is the cost of investments in purchased companies in excess of the fair value of net assets of the businesses acquired. Goodwill is amortized on a straight-line basis over 20 years.

     Income per share:

     Basic earnings per share (EPS) is computed as net income divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities and includes shares issuable upon exercise of stock options when dilutive.

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

                         ARIZONA INSTRUMENT CORPORATION

 2.  Property, plant and equipment:

     Property, plant and equipment at December 31, 1999 consists of the following:

     Leasehold improvements                                           176,455
     Furniture, fixtures and equipment                              4,394,732
     Automobiles                                                       28,237
                                                                  -----------
                                                                    4,599,424
     Less accumulated depreciation
        and amortization                                           (3,805,453)
                                                                  -----------

                                                                  $   793,971
                                                                  ===========

 3.  Bank lines of credit:

     The Company has a revolving line of credit which provides for borrowings up to $2,000,000, based on eligible accounts receivable. The line of credit is collateralized by Company assets. Borrowings extended under the revolving line of credit bear interest at prime plus 1.5% (8.5% at December 31, 1999). The line of credit contains certain covenants. The Company did not have any borrowings against this line at December 31, 1999. The line of credit expires June 2000.

4.   Estimated fair value of financial instruments:

     Statement of Financial Accounting Standard ("SFAS"). 107 "Disclosures About Fair Value of Financial Instruments" requires disclosure of the estimated fair value of certain financial instruments. The Company has estimated the fair value of its financial instruments using available market data. However, considerable judgement is required in interpreting market data to develop estimates of fair value. The use of different market assumptions or methodologies may have a material effect on the estimates of fair values. The carrying values of cash, and lines of credit approximate fair values due to the short-term maturities or market rates of interest.

5.   Shareholders' equity:

     In March 1985, the Company adopted a Stock Option Plan ("SOP") under which the Company could, for a period of ten years, grant options to purchase up to 50,000 shares of the Company's common stock. SOP options may be granted to employees, officers or directors of the Company or any subsidiary. The exercise price of options must be at least the fair market value of the Company's common stock on the date of grant and the options must be exercised within 11 years from the date of grant.

                         ARIZONA INSTRUMENT CORPORATION

5.   Shareholders' equity, continued:

     In April 1991, the Company adopted the 1991 Stock Option Plan ("OP") under which the Company may, for a period of ten years, grant incentive stock options and nonstatutory stock options to purchase up to 90,000 shares of the Company's common stock. In May, 1996 the Board of Directors amended this Plan to increase the shares reserved for issuance by 60,000 shares. Additionally, each year, the number of shares of stock that may be issued is increased automatically by 1 % on January 1 if certain conditions are met. Stock options may be granted to employees, directors and other persons whose participation is deemed to be in the Company's best interest, but only employees may be granted incentive stock options. Incentive stock options granted under the plan have a maximum term of ten years and nonstatutory options may have a maximum term of twenty years. The exercise price for an incentive stock option must be at least the fair market value of the Company's common stock on the date of grant. The exercise price for a nonstatutory option may be any amount above the par value of the Company's common stock determined in good faith. The current stock options granted have a vesting period ranging from six (6) months to five (5) years from the date of grant.

     The following is a summary of stock option activity:

                                                                       Weighted
                                                                       Average
                                                                       Exercise
                                                      Number            Price
                                                     of Shares        Per Share
                                                     ---------        ---------

     Outstanding January 1, 1997                      158,542         $   6.45
        Granted                                        19,500             9.55
        Canceled                                      (36,448)            4.80
        Exercised                                     (10,652)            4.95
                                                     --------         -----

     Outstanding December 31, 1997                    130,942         $   7.50
        Granted                                        69,000             5.00
        Canceled                                      (34,900)            8.75
        Exercised                                        (800)            4.60
                                                     --------         -----

     Outstanding December 31, 1998                    164,242         $   6.25
        Granted                                        41,000             2.29
        Canceled                                      (23,289)            8.75
        Exercised                                          --             0.00
                                                     --------         -----

     Outstanding December 31, 1999                    181,953             5.02
                                                     ========         =====

     At December 31, 1999,  and 1998,  approximately  110,000 and 74,000 options
     were   exercisable,   respectively.   At  December  31,  1999,   there  are
     approximately 48,000 stock options available for grant.

     The following table summarizes information about fixed stock options outstanding at December 31, 1999:

                          Options Outstanding              Options Exercisable
                  ------------------------------------   -----------------------
                                  Weighted-   Weighted-                Weighted-
   Range of           Number      Average     Average       Number     Average
   Exercise        Outstanding    Remaining   Exercise    Exercisable  Exercise
    Prices         at 12/31/99      Life       Price      at 12/31/99    Price
    ------         -----------      ----       -----      -----------    -----
$ 2.12 to  2.75       38,000        8.8        $ 2.17            --      $   --
  3.75 to  5.30      107,353        6.1        $ 4.80        82,082      $ 4.61
  6.10 to  9.05       26,600        7.3        $ 7.91        18,520      $ 8.70
 10.00 to 12.50        8,000         .7        $11.18         8,000      $11.18
 15.63 to 20.94        2,000        1.1        $18.20         2,000      $18.28
                     -------                                -------
                     181,953                                110,602
                     =======                                =======

                         ARIZONA INSTRUMENT CORPORATION

5.   Shareholders' equity, continued:

     In January 1985, the Company adopted an Employee Stock Purchase Plan which provides for the sale of up to 40,000 shares of common stock to qualifying employees of the Company. In May, 1996 and again in July 1999, the Board of Directors amended this Plan to increase the shares reserved for issuance by 40,000 and 65,000 shares , respectively. The purchase price of the stock is 85% of the lesser of the fair market value at the beginning or the end of the offering period, January and July of each year. During the years ended December 31, 1999 and 1998 a total of 10,736 and 16,766 shares of common stock have been purchased at average prices of $3.20 and $3.60 per share, respectively. As of December 31, 1999 approximately 65,000 shares were available under this plan.

     The estimated fair value of options granted during 1999 was $.99 per share, while the estimated fair value of options granted during 1998 was $1.50 per share. The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock option and purchase plans. Accordingly, no compensation cost has been recognized for its stock option plans. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of FASB Statement 123, the Company's net income and earnings per share for the years ended December 31 would have been as follows:

                                                          1999           1998
                                                        --------       --------
     Net income
        As reported                                     $382,441       $125,485
        Pro forma                                        361,964         87,793

     Basic and diluted earnings per share
        As reported                                     $   .28        $    .09
        Pro forma                                           .26             .06

     The fair values of options granted under the Company's stock option plans were estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used: No dividend yield, expected volatility of 58%, risk free interest rate of 5.40% and expected lives of 3 years from vest date.

     On November 17, 1995, the Company entered into a loan agreement with a bank ("Bank"). The Bank held a Note and a warrant to purchase up to 12,500 unregistered shares of the Company's Common Stock at an exercise price of $10.40 per share. The note was repaid in full during 1998. The warrants expire in November 2000.

     On February 8, 1999, the Company approved a one-for-five reverse stock split of its issued and outstanding common stock. The reverse stock split has been retroactively reflected in the accompanying financial statements.

                         ARIZONA INSTRUMENT CORPORATION

6.   Income taxes:

     The provision for income taxes for the years ended December 31, consists of the following:

                                                        1999           1998
                                                      --------       --------

     Current expense                                  $ 47,500       $  3,000
     Deferred expense                                  352,500        341,000
                                                      --------       --------

                                                      $400,000       $344,000
                                                      ========       ========

     The provision for income taxes as shown in the accompanying consolidated statements of operations differs from the amounts computed by applying the federal statutory income tax rates to income before income taxes. A reconciliation of the provision (benefit) for income taxes and the amounts that would be computed using the statutory federal income tax rates for the years ended December 31, 1999 is set forth below:

                                                         1999          1998
                                                      ---------      --------
     Provision computed at
      Federal statutory rates                         $ 265,000      $160,000

     State taxes                                         40,000        28,000
     Permanent differences                               95,000        97,000
     Other                                                   --         9,000
     Change in valuation allowance                           --        50,000
                                                      ---------      --------

                                                      $ 400,000      $344,000
                                                      =========      ========

     Permanent differences include amortization of goodwill and increase in life insurance cash surrender value net of life insurance premiums.

                         ARIZONA INSTRUMENT CORPORATION

6.   Income taxes, continued:

     Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) tax credit carryforwards. Management estimates that it is more likely than not that the Company will not use 100% of its future deductible amounts or tax credits. As such, management has provided an allowance of $50,000 to offset its deferred tax assets. The tax effects of significant items comprising the Company's net deferred tax asset as of December 31, 1999 are as follows:

      Current deferred tax assets:
        Accrued expenses not currently deductible                     $ 173,000
        Reserves not currently deductible                               155,000
        Unearned income                                                  54,000
                                                                      ---------
                                                                        382,000
        Valuation allowance                                             (24,000)
                                                                      ---------
           Net current deferred tax assets                            $ 358,000
                                                                      =========
      Non-current deferred tax assets (liabilities):
        Intangible assets                                               195,500
        Difference between book and tax basis
          of property, plant and equipment                              (61,500)

        Tax credit carryforwards                                        271,500
                                                                      ---------
                                                                        405,500
        Valuation allowance                                             (26,000)
                                                                      ---------
           Net non-current deferred tax assets                        $ 379,500
                                                                      =========

     At December 31, 1999, the Company had tax credit carryforwards of approximately $272,000 available to reduce future federal taxable income. These tax credits expire as follows:

                    12/31/02                      $  58,000
                    12/31/03                        109,000
                    12/31/04                         36,000
                    12/31/09                         37,000
                    Indefinite                       32,000
                                                  ---------
                                                  $ 272,000
                                                  =========

7.   Profit sharing plan:

     Full time employees with greater than six months of service are eligible to participate in the Company's 401K profit sharing retirement plan adopted in 1981 whereby, at the Board of Directors' discretion, contributions are made on an annual basis. Contribution expense was approximately $15,000 and $3,500 for the years ended December 31, 1999 and 1998, respectively.

8.   Foreign sales:

     Export sales, primarily to Canada, England and Japan for the year ended December 31, 1999, were approximately $1,595,000 and export sales primarily to Canada, Korea and Sweden were approximately $2,320,000 for the year ended December 31, 1998.

                         ARIZONA INSTRUMENT CORPORATION

9.   Commitments and contingencies:

     Lease commitments:

     Certain office facilities and equipment are held under capital and operating leases. These leases expire in periods through 2004 and include renewal options. Equipment under capital leases included in property and equipment total $1,281,374 (less accumulated amortization of $1,275,751) at December 31, 1999.

     At December 31, 1999, the approximate future minimum lease payments under such leases having non-cancelable terms in excess of one year are summarized as follows:

                                                       Capital        Operating
                                                       Leases           Leases
                                                       ------           ------

                   2000                               $13,000         $144,000
                   2001                                    --          147,000
                   2002                                    --          149,000
                   2003                                    --          154,000
                   2004                                    --          103,000
                                                      -------         --------
     Total minimum lease payments                     $13,000         $697,000
                                                                      ========

     Less amount representing interest                 (2,000)
                                                      -------
     Net present value of future minimum lease
        payments                                      $11,000
                                                      =======

     Rent expense for operating leases was approximately $204,000 and $275,000 for the years ended December 31, 1999 and 1998, respectively.

     Employment contract:

     The Company has entered into an employment agreement with a key member of management. The contract requires severance pay equal to the remaining compensation through the term of the contract, which is through March 31, 2001. The total approximate amount of the contract is $200,000.

                         ARIZONA INSTRUMENT CORPORATION

9.   Commitments and contingencies, continued:

     Litigation:

     From time to time, the Company may become a defendant as the result of claims filed alleging breach of contractual promises or warranties. While the outcome of any such claim cannot be determined at this time, management of the Company does not believe that the ultimate disposition of these claims will have a material effect on the financial position or results of operations of the Company.

10.  Sale of product line:

     During 1999, the Company entered into an asset purchase agreement with National Environmental Services Company (NESCO), an unrelated party. NESCO purchased certain assets of the Company for a purchase price of approximately $1,061,000. The net book value of the assets sold was appoximately $1,036,000 resulting in a gain of approximately $25,000. Sales related to this product line were approximately $260,000 and $2,950,000 for the years ended December 31, 1999 and 1998, respectively.

11.  Subsequent event:

     On February 1, 2000, the Company entered into a letter of intent pursuant to which, a company to be formed by the President of the Company and a member of the Company's Board of Directors, would acquire all of the Company's outstanding shares not owned by them at a price of $5.00 per share in cash. The transaction is subject to authorization by the Company's shareholders.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On January 28, 2000, the Company was notified that McGladrey & Pullen, LLP had acquired the attest assets of the Company's independent auditors, Toback CPAs P.C. ("Toback") and that Toback would no longer be the Company's auditor. McGladrey & Pullen, LLP was appointed as the Company's new auditor. The Company's Board of Directors approved this appointment.

                                    PART III

ITEMS 9 THROUGH 12.

     Within 120 days after the close of the fiscal year, the Company intends to file with the Securities and Exchange Commission an amendment to this filing that will contain information that is responsive to Items 9 through 12.

                                     PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     FINANCIAL STATEMENTS.

     The following is a list of the consolidated financial statements of Arizona Instrument Corporation and its subsidiaries included in Item 7 of Part II.

     Independent auditors' reports

     Consolidated balance sheet - December 31, 1999

     Consolidated statements of operations - Years ended
     December 31, 1999 and 1998

     Consolidated statements of shareholders' equity -
     Years ended December 31, 1999 and 1998

     Consolidated statements of cash flows - Years ended
     December 31, 1999 and 1998

     Notes to consolidated financial statements

     (a) The following exhibits are incorporated by reference or are filed with this Form 10-KSB, as indicated.

       3.1 Composite of Amended and Restated Certificate of Incorporation of Registrant, incorporated by reference from Registrant's Form 10QSB filed on May 17, 1999 (the "May 1999 10QSB").

       3.2 Bylaws of Registrant, as amended. Incorporated by reference from the June 1996 8-A.

       10.1* Registrant's 1991 Stock Option Plan. Incorporated by reference from Registrant's Form S-8 filed on June 28, 1996.

       10.2 Registrant's 1991 Employee Stock Purchase Plan. Incorporated by reference from Registrant's Form S-8 filed on August 5, 1996.

       10.3 Loan and Security Agreement dated June 30, 1998 between Registrant and Imperial Bank. Incorporated by reference from Registrant's Form 10QSB for the quarter ended June 30, 1998.

       10.4 Asset Purchase Agreement dated April 30, 1999, between Registrant and National Environmental Service, Co. Incorporated by reference from Registrant's Form 10QSB for the quarter ended March 31, 1999, filed May 17, 1999.

       10.5* Employment Agreement between Registrant and George G. Hays dated April 1, 1997. Incorporated by reference from Registrant's Form 10-QSB for the quarter ended March 31, 1997, filed on May 15, 1997.

       10.6* Employment Agreement between Registrant and George G. Hays dated January 1, 1998. Incorporated by reference from Registrant's 1997 Form 10KSB filed March 31, 1998.

       10.7* Amended Employment Agreement between Registrant and George G. Hays dated May 13, 1999. Incorporated by reference from Registrant's 10QSB for the quarter ended March 31, 1999, filed on May 17, 1999.

       16.1 Letter on change in certifying accountant from Toback CPAs, P.C. to McGladrey & Pullen, L.L.P. Incorporated by reference from Registrant's Form 8K for period ended January 31, 2000, filed February 8, 2000.

       21.1   Subsidiaries   of  Registrant.   Incorporated  by  reference  from
              Registrant's Form 10KSB filed March 31, 1999.

       27.1   Financial Data Schedule. Filed herewith.

----------
* Management contract of compensatory plan or arrangement required to be filed pursuant to Item 13(a) of Form 10-KSB.

     (b) The following Form 8-K was filed by Registrant after the year end Covered by this Form 10-KSB.

     Form 8-K filed February 8, 2000, reporting under Item 4 that McGladrey & Pullen, L.L.P. had acquired the attest assets of the Registrant's independent auditors Toback CPAs, P.C. and that Toback CPAs would no longer be the auditor of the Registrant. McGladrey & Pullen, L.L.P. was appointed as the Registrant's new auditor.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        ARIZONA INSTRUMENT CORPORATION


Date: March 30, 2000                    By: /s/ George G. Hays
                                            ------------------------------------
                                            George G. Hays,
                                            President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                  Capacity                               Date
---------                  --------                               ----

/s/ George G. Hays         President and Chairman of the Board    March 30, 2000
----------------------     (Principal Executive Officer)
George G. Hays


/s/ S. Thomas Emerson      Director                               March 30, 2000
----------------------
S. Thomas Emerson


/s/ Steven Zylstra         Director                               March 30, 2000
----------------------
Steven Zylstra


/s/ Harold Schwartz        Director                               March 30, 2000
----------------------
Harold Schwartz