Form 10KSB40/A
period 1999-12-31
ARIZONA INSTRUMENT CORP
filed 2000-05-01
CIK 724904

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A
                                 AMENDMENT NO. 1

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

    For the fiscal year ended December 31, 1999

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

    For the transition period from ____________ to ______________.

                           Commission File No. 0-12575

                         ARIZONA INSTRUMENT CORPORATION
           (Name of small business issuer as specified in its charter)

               Delaware                                           86-0410138
    (State or other jurisdiction of                             (IRS Employer
     incorporation or organization)                          Identification No.)

  1912 West 4th Street, Tempe, Arizona                             85281
(Address of principal executive offices)                         (Zip Code)

                    Issuer's telephone number: (602) 470-1414

       Securities registered under Section 12(b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:
                          Common Stock, $.01 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

[X] Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

The issuer's revenues for its fiscal year ended December 31, 1999, were $9,052,505.

As of March 22, 2000, the aggregate market value of the voting stock held by non-affiliates of the registrant was $5,782,000, based on the closing sale price of $4.375 per share, as reported on the NASDAQ SmallCap Market. The aggregate market value is computed with reference to the average bid and asked prices. Shares of Common Stock held by each officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive.

As of April 12, 2000, 1,371,399 shares of Common Stock ($.01 par value) were outstanding.

     Arizona Instrument Corporation (the "Company") hereby amends its Report on Form 10-KSB for the year ended December 31, 1999, by adding thereto Items 9, 10, 11, and 12, as set forth below.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.

     Set forth below are the name and business address of each director and executive officer of Arizona Instrument, the present principal occupation or employment of each such person, and the name, principal business and address of the corporation or other organization in which such occupation or employment of each such person is conducted. Also set forth below are the material occupations, positions, offices and employment of each such person and the name, principal business and address of any corporation or other organization in which any material occupation, position, office or employment of each such person was held during the last five years. Messrs. Emerson, Hays, Schwartz and Zylstra are directors of Arizona Instrument. Each person listed below is a citizen of the United States. None of the people listed below has been convicted in a criminal proceeding during the past five years (excluding traffic violations or similar misdemeanors). None of the people listed below has been a party to any judicial or administrative proceeding during the past five years (except for matters that were dismissed without sanction or settlement) that resulted in a judgment, decree or final order enjoining the person from future violations of, or prohibiting, activities subject to federal or state securities laws, or a finding of any violation of federal or state securities.

Name and Business Address                     Principal Occupations
-------------------------                     ---------------------

S. Thomas Emerson, Ph.D.           President  and  CEO of  Arizona  Technology
1912 West Fourth Street            Incubator,  located  at 1435  North  Hayden
Tempe, Arizona 85281               Road,    Scottsdale,     Arizona    85257,a
(602) 470-1414                     partnership  that mentors  promising  young
Age: 59                            technology   companies.   Dr.  Emerson  was
                                   Chairman of Xantel Corporation,  located at
                                   3710  East   University   Drive,   Phoenix,
                                   Arizona 85034, a private company engaged in computer communications, from August 1992 to January 1998.

George G. Hays                     Chairman   of  the   Board  of   Directors,
1912 West Fourth Street            President  and Chief  Executive  Officer of
Tempe, Arizona 85281               Arizona Instrument. Mr. Hays joined Arizona
(602) 470-1414                     Instrument in March 1997, as Vice President
Age: 44                            of  Finance,  Chief  Financial  Officer and
                                   Vice President of  Manufacturing of Arizona
                                   Instrument.  In November 1997, Mr. Hays was
                                   elected   President  and  Chief   Executive
                                   Officer of Arizona  Instrument.  In January
                                   1998, Mr. Hays was elected  Chairman of the
                                   Board  of   Directors.   Prior  to  joining
                                   Arizona Instrument,  Mr. Hays was President
                                   and founder of Hays Financial Group,  Inc.,
                                   located  at  6227  East  Sunnyside   Drive,
                                   Scottsdale, Arizona 85245, an investment banking firm since 1986. Mr. Hays is still
                                   President of Hays Financial Group, Inc.

Name and Business Address                     Principal Occupations
-------------------------                     ---------------------

Harold D. Schwartz                 President of Chez & Schwartz, Incorporated,
1912 West Fourth Street            located   at  161  East   Chicago   Avenue,
Tempe, Arizona 85281               Chicago,  Illinois  60611,  a marketing and
(602) 470-1414                     sales  consulting  firm,  since  1973.  Mr.
Age: 74                            Schwartz  currently  serves on the Board of
                                   Directors of Cobra Electronics Corporation, a public company.

Steven G. Zylstra                  President and CEO of Pittsburgh  Technology
2000 Technology Drive              Council, a technology trade association and
Pittsburgh, Pennsylvania 15219     President    and   CEO   of    Southwestern
(412) 687-0200                     Pennsylvania Industrial Resource Center, an
Age: 46                            economic  development  entity. From 1995 to
                                   2000,  Mr.  Zylstra  served as  Director of
                                   Business     Development     for     Simula
                                   Technologies,  Inc.,  (initially a division
                                   of, and subsequently a subsidiary of Simula
                                   Government Products, Inc.) located at 10016
                                   South 51st Street, Phoenix,  Arizona 85044.
                                   Simula  specializes in the  development and
                                   production   of  high-tech   transportation
                                   seating  and  safety   systems,   composite
                                   technologies, and ballistic armor systems.

Linda J. Shepherd                  Controller,  Chief Accounting Officer,  and
1912 West Fourth Street            Secretary.   Ms.   Shepherd   has  been  an
Tempe, Arizona 85281               accountant  for  Arizona  Instrument  since
(602) 470-1414                     1984. In mid  1997, Ms. Shepherd became the
Age: 48                            Controller and Chief Accounting  Officer of
                                   Arizona   Instrument,   and  in  mid  1998,
                                   assumed the position of Corporate Secretary for Arizona Instrument.

COMPLIANCE WITH SECTION 16(a) REPORTING REQUIREMENTS

     Under the securities laws of the United States, the Company's directors, its executive officers, and any persons holding more than 10% of the Company's Common Stock are required to report their initial ownership of the Company's Common Stock and any subsequent changes in that ownership to the SEC. Specific due dates for these reports have been established and the Company is required to disclose any failure to file by these dates. All of these filing requirements were satisfied during the year ended December 31, 1999. In making these disclosures, the Company has relied solely on written representation of its directors and executive officers and copies of the reports that they have filed with the Commission.

ITEM 10. EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

The following table sets forth, with respect to the years ended December 31, 1997, 1998 and 1999, compensation awarded to, earned by or paid to all individuals serving as the Company's Chief Executive Officer during fiscal 1999, and each of the Company's other executive officers who were serving as an executive officer at December 31, 1999, and whose salary and bonus aggregated at least $100,000 for services rendered to the Company during fiscal 1999.

                                                                     Long-Term Compensation
                                                               ---------------------------------
                                   Annual Compensation                 Awards           Payouts
                               ---------------------------     -----------------------  --------
                                                     Other                  Securities
                                                    Annual     Restricted   Underlying               All Other
     Name and                                       Compen-      Stock       Options/      LTIP       Compen-
Principal Position     Year   Salary($)    Bonus    sation($)   Awards(#)  SARs(#)(1)(3)  Payouts($)   sation($)
------------------     ----   ---------    -----    ---------   ---------  -------------  ----------   ---------
George G. Hays,        1999    165,000    50,000    29,400(6)(2)   0              0           0        1,454(4)
President and Chief    1998    165,000     6,300     5,400(2)      0         45,000           0        1,338(4)
Executive Officer      1997    113,749         0     4,050(2)      0         15,000           0        1,228(4)

Walfred R. Raisanen,   1999     93,496         0         0         0              0           0            0
Vice President of      1998    195,984         0         0         0              0           0        5,736(4)
Engineering(5)         1997    166,740    29,250         0         0              0           0        4,981(4)

----------
(1) All share amounts are adjusted to reflect the 1 for 5 reverse stock split effective February 16, 1999.
(2)  Automobile allowance.
(3)  Consists entirely of stock options.
(4)  Life insurance premium payments.
(5) Mr. Raisanen left his employment with the Company on February 26, 1999. He resigned from the Board of Directors on March 15, 1999.
(6)  Monthly expense allowance of $2,000.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

     No stock options or stock appreciation rights were granted during the fiscal year ended December 31, 1999, to the executive officers named in the Summary Compensation Table.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                     AND FISCAL YEAR-END OPTION VALUES TABLE

     The following table sets forth information with respect to the executive officers named in the Summary Compensation Table concerning option exercises during the fiscal year ended December 31, 1999, and the number and value of options outstanding as of December 31, 1999. The Company has no outstanding stock appreciation rights.

                                                 Number of Unexercised        Value of Unexercised in-the-
                       Shares                         Options at                    Money Options at
                      Acquired       Value       Fiscal Year-End (#)(1)            Fiscal Year End ($)
                         on        Realized   ---------------------------   ---------------------------------
Name                 Exercise(#)      ($)     Exercisable   Unexercisable   Exercisable(2)   Unexercisable(2)
----                 -----------      ---     -----------   -------------   --------------   ----------------
George G. Hays            0            0         36,000         24,000              0                 0

Walfred R. Raisanen       0            0         16,000          4,000              0                 0

----------
(1) All share amounts are adjusted to reflect the 1 for 5 reverse stock split effective February 16, 1999.
(2) Value as of December 31, 1999 is based upon the closing sale price of $3.75 as reported on the Nasdaq SmallCap Market for December 31, 1999, minus the exercise price, multiplied by the number of shares underlying the options.

EMPLOYMENT/CHANGE OF CONTROL ARRANGEMENTS

     Effective November 5, 1992, the Company entered into a five-year employment agreement with Walfred R. Raisanen pursuant to which Mr. Raisanen agreed to serve as Vice President of Research and Development for a base annual salary of $120,000, which was adjusted annually for cost-of-living increases. In 1999, the Company decided not to renew Mr. Raisanen's employment agreement. Mr. Raisanen terminated his employment with the Company on February 26, 1999. He resigned from the Board of Directors on March 15, 1999.

     The Company's 1991 Option Plan provides that options granted to any executive officer or director of the Company will become immediately exercisable and vested in full upon the occurrence, before the expiration or termination of such option, of (a) delivery of written notice of a stockholders' meeting at which the stockholders will consider a proposed merger, sale of assets or other reorganization of the Company, (b) the acquisition by any person of securities representing 25% or more of the total number of votes entitled to be cast for the election of directors of the Company, (c) commencement of a tender offer for the stock of the Company, or (d) failure, at any annual or special meeting of stockholders following an election contest, of any of the persons nominated by the Company to win election seats on the board of directors.

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

     Effective January 1, 1998, the Company entered into an employment agreement with George G. Hays pursuant to which Mr. Hays agreed to serve as President and Chief Executive Officer. The agreement provides for a base annual salary of $165,000, subject to merit increases, plus an annual incentive bonus of at least 30% of annual salary based on an incentive bonus plan administered by the Board of Directors. Mr. Hays is also entitled to participate in any benefit arrangements available to executive officers of the Company. Upon termination of the employment agreement without cause, Mr. Hays is entitled to receive an amount equal to the compensation due him over the balance of the term of the employment agreement, and to participate in applicable benefit programs for the balance of the term of the employment agreement. The agreement terminates on March 31, 2000, and will automatically renew for additional one-year terms until notice of non-renewal by the Company. This agreement replaces Mr. Hays' previous employment agreement with the Company dated April 1, 1997, pursuant to which he was employed as Vice President and Chief Financial Officer. In 1999, the Company amended and renewed Mr. Hays' employment agreement and extended it through March 31, 2001.

COMPENSATION OF DIRECTORS

     Nonemployee directors are currently paid $1,000 plus expenses per board or committee meeting attended. Pursuant to the 1991 Stock Option Plan, non-employee directors are automatically granted options exercisable for 500 shares at the market price on the date of grant upon joining the Board and on each January 1 thereafter. The options become exercisable six months after grant and expire two years after termination of Board service. In addition, the Company granted to each outside director, options to acquire an additional 1,500 shares at the market price on January 1, 1999.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information as of April 12, 2000, except as otherwise indicated, concerning the beneficial ownership of Arizona Instrument's common stock by (1) each person or group known by Arizona Instrument to beneficially own more than 5% of the outstanding shares of common stock; (2) each director of Arizona Instrument; (3) Arizona Instrument's Chief Executive Officer and the one other executive officer of Arizona Instrument; and
(4) all of Arizona Instrument's directors and executive officers as a group.

                 Shares of Common Stock Beneficially Owned (1)

                                                   Number         Percent of
Name and Address (2)                              of Shares      Common Stock
--------------------                              ---------      ------------
George G. Hays (3)                                  66,418           4.6%
S. Thomas Emerson (3)                               13,500             1%
Harold D. Schwartz (3)                              48,370           3.5%
Steven G. Zylstra (3)                                7,120           0.5%
Herbert W. Morgan, III (2)                         111,439           8.1%
Linda K. Shepherd (3)                                4,196           0.3%
All directors and executive
  officers as a group (5 persons) (3)              139,604           9.6%

----------
*    Less than one percent

(1) Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. In accordance with SEC rules, shares that may be acquired upon exercise of stock options that are currently exercisable or that become exercisable within 60 days of the date of the table are deemed beneficially owned by the optionee. Except as indicated by the footnote, and subject to community property laws where applicable, the persons or entities named in the table above have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.
(2) The address of each of the beneficial owners identified is c/o Arizona Instrument Corporation, 1912 West 4th Street, Tempe, Arizona 85281, except the address for Herbert W. Morgan, III is 6037 East Jenan Drive, Scottsdale, Arizona 85254.
(3) Includes shares issuable upon exercise of options that are currently exercisable or become exercisable within 60 days of April 12, 2000, as applicable for each of the following individuals:

     Hays              60,000 shares
     Emerson            9,500 shares
     Schwartz           6,000 shares
     Zylstra            7,000 shares
     Shepherd           4,000 shares

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       ARIZONA INSTRUMENT CORPORATION


Date: April 28, 2000                   By: /s/ GEORGE G. HAYS
                                           -------------------------------------
                                           George G. Hays
                                           President and Chairman of the Board
                                           (Principal Executive Officer)


                                       By: /s/ LINDA J. SHEPHERD
                                           -------------------------------------
                                           Linda J. Shepherd
                                           (Chief Accounting Officer)


                                       By: /s/ STEVEN G. ZYLSTRA
                                           -------------------------------------
                                           Steven G. Zylstra
                                           Director


                                       By: /s/ S. THOMAS EMERSON, Ph.D.
                                           -------------------------------------
                                           S. Thomas Emerson, Ph.D.
                                           Director