Form 10QSB
period 2000-03-31
ARIZONA INSTRUMENT CORP
filed 2000-05-15
CIK 724904

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended March 31, 2000                      Commission File Number
                                                                 0-12575

                         Arizona Instrument Corporation
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              Delaware                                          86-0410138
       ------------------------                              ----------------
       (State of incorporation)                              (I.R.S. Employer
                                                          identification number)


  1912 W. 4th Street,  Tempe, Arizona                           85281-1941
----------------------------------------                        ----------
(Address of principal executive offices)                        (Zip code)


       Registrant's telephone number, including area code: (602) 470-1414


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

As of May 10, 2000, 1,371,399 shares of Common Stock ($0.01 par value) were outstanding.

                         ARIZONA INSTRUMENT CORPORATION

                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

          Consolidated Balance Sheets March 31, 2000 and
          December 31, 1999                                                 3

          Consolidated Statements of Operations Three months
          ended March 31, 2000 and March 31, 1999                           4

          Consolidated Statements of Cash Flows Three months
          ended March 31, 2000 and March 31, 1999                           5

          Notes to Consolidated Financial Statements                        6

     Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations                            7

PART II. OTHER INFORMATION

     Item 1 Legal Proceedings                                               9

     Item 5 Other Information                                               9

     Item 6 Exhibits and Reports on Form 8-K                                9

                 ARIZONA INSTRUMENT CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                      March 31, 2000       December 31, 1999
                                                      --------------       -----------------
                                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                             $ 4,158,101           $ 3,471,429
  Receivables, net                                        1,155,412             1,649,030
  Inventories                                               691,278               688,236
  Deferred Income Tax                                       333,000               358,000
  Prepaid expenses and other current assets                  63,679                35,827
                                                        -----------           -----------
      Total current assets                                6,401,470             6,202,522

PROPERTY, PLANT AND EQUIPMENT, net                          730,936               793,971
GOODWILL, net of accumulated amortization                 1,260,035             1,306,727
DEFERRED INCOME TAXES                                       379,500               379,500
OTHER ASSETS                                                339,063               335,139
                                                        -----------           -----------
TOTAL ASSETS                                            $ 9,111,004           $ 9,017,859
                                                        ===========           ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                      $   155,261           $   191,798
  Current portion of long-term debt and
  capital lease obligations                                   6,277                10,691
  Other accrued expenses                                    934,748               907,566
                                                        -----------           -----------

      Total current liabilities                           1,096,286             1,110,055
                                                        -----------           -----------
SHAREHOLDERS' EQUITY
  Common stock, .01 par value per share:
    Authorized, 10,000,000 shares; Issued,
    1,391,098 and 1,383,213 shares outstanding
    1,371,399 and 1,363,514 shares                           13,911                13,832
  Preferred stock, $.01 par value per share:
    Authorized, 1,000,000 shares
  Additional paid-in capital                              9,997,371             9,978,131
  Accumulated deficit                                    (1,761,782)           (1,849,377)
                                                        -----------           -----------
                                                          8,249,500             8,142,586
Less treasury stock, 19,699 shares at cost                 (234,782)             (234,782)
                                                        -----------           -----------
      Total shareholders' equity                          8,014,718             7,907,804
                                                        -----------           -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY              $ 9,111,004           $ 9,017,859
                                                        ===========           ===========

                 See Notes to Consolidated Financial Statements

                 ARIZONA INSTRUMENT CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF OPERATIONS


                                                      Three Months Ended
                                                --------------------------------
                                                March 31, 2000    March 31, 1999
                                                --------------    --------------

NET SALES                                        $ 2,018,123        $ 2,140,665

COST OF GOODS SOLD                                   696,662            768,524
                                                 -----------        -----------

      Gross margin                                 1,321,461          1,372,141
                                                 -----------        -----------
EXPENSES
 Marketing                                           450,954            662,364
 General & administrative                            441,657            391,535
 Research & development                              178,671            297,955
 Amortization & depreciation                         114,952            140,039
                                                 -----------        -----------

      Total Expenses                               1,186,234          1,491,893
                                                 -----------        -----------

OPERATING  INCOME (LOSS)                             135,227           (119,752)
                                                 -----------        -----------
OTHER REVENUE (EXPENSE)
 Interest income                                      39,928                 --
 Interest expense                                     (1,184)            (9,833)
 Other                                                 1,219              4,264
                                                 -----------        -----------

      Total other (expense)                           39,963             (5,569)
                                                 -----------        -----------
INCOME (LOSS) BEFORE INCOME TAX EXPENSE
  (BENEFIT) FROM OPERATIONS                          175,190           (125,321)

INCOME TAXES EXPENSE                                  87,595                 --
                                                 -----------        -----------

NET INCOME                                       $    87,595        $  (125,321)
                                                 ===========        ===========

NET INCOME (LOSS) PER SHARE - BASIC              $      0.06        $     (0.09)
                                                 ===========        ===========

NET INCOME (LOSS) PER SHARE - DILUTED            $      0.06        $     (0.09)
                                                 ===========        ===========

BASIC SHARES OUTSTANDING (WEIGHTED AVERAGE)        1,370,273          1,361,300

EQUIVALENT SHARES - STOCK OPTIONS                     21,011                 --
                                                 -----------        -----------

DILUTED SHARES OUTSTANDING                         1,391,284          1,361,300
                                                 ===========        ===========

                 See Notes to Consolidated Financial Statements

                 ARIZONA INSTRUMENT CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                   March 31, 2000       December 31, 1999
                                                                   --------------       -----------------
OPERATING ACTIVITIES:
  Net income (loss)                                                  $    87,595           $  (125,320)
  Adjustments to reconcile net income (loss) to
   net cash provided (used) by operating activities:
    Depreciation and amortization                                        123,771               149,324
    Decrease in receivables                                              493,618             1,625,276
    Increase in inventories                                               (3,042)             (201,313)
    Increase in prepaid expenses and other current assets                (27,852)               (5,519)
     (Increase) decrease in other assets                                  (3,924)                1,611
    Decrease in deferred income tax                                       25,000                    --
    Decrease in accounts payable and other accrued expenses               (9,355)             (399,229)
                                                                     -----------           -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                685,811             1,044,830
                                                                     -----------           -----------
INVESTING ACTIVITIES:
   Purchases of capital equipment                                        (14,044)              (41,804)
                                                                     -----------           -----------
NET CASH USED BY INVESTING ACTIVITIES                                    (14,044)              (41,804)
                                                                     -----------           -----------
FINANCING ACTIVITIES:
  Net payment under lines of credit                                           --              (150,000)
  Issuance of common stock pursuant to stock purchase plan                19,319                31,717
  Payments of long-term debt and capital leases                           (4,414)               (2,965)
                                                                     -----------           -----------

NET CASH USED BY FINANCING ACTIVITIES                                     14,905              (121,248)
                                                                     -----------           -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                686,672               881,778

CASH AND CASH EQUIVALENTS, beginning of period                         3,471,429             1,098,846
                                                                     -----------           -----------

CASH AND CASH EQUIVALENTS, end of period                             $ 4,158,101           $ 1,980,624
                                                                     ===========           ===========
Supplemental cash flow information:
     Interest expense                                                $     1,184           $     9,833

                 See Notes to Consolidated Financial Statements

                 ARIZONA INSTRUMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  CONSOLIDATED FINANCIAL STATEMENTS

The consolidated balance sheet as of March 31, 2000, and the consolidated statements of operations and cash flows for the three-month periods ended March 31, 2000, and March 31, 1999, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at March 31, 2000, and the results of operations and cash flows for the three-month periods ended March 31, 2000, and March 31, 1999, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1999 Report on Form 10-KSB, as amended. The results of operations for the interim periods are not necessarily indicative of the results to be obtained for the entire year.

Certain reclassifications have been made to the prior period financial statements to conform to classifications used in the current period. The reclass relates to discontinued operations in prior periods reclassed to continuing operations.

2. INVENTORIES

Inventories consist of the following:

                                         March 31,       December 31,
                                           2000              1999
                                        ----------        ----------

     Finished Goods                     $  138,230        $   81,961
     Components                            553,048           606,275
                                        ----------        ----------

                                        $  691,278        $  688,236
                                        ==========        ==========

3. STOCK OPTIONS ISSUED

Pursuant to a 1991 Stock Option Plan, the Company issued 6,000 stock options to members of the Board of Directors on January 1, 2000, at an exercise price of $3.88 per share, which approximate fair value at the time of grant.

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

RESULTS OF OPERATIONS:

     THREE MONTHS ENDED MARCH 31, 2000 AND MARCH 31, 1999.

Net sales for the three months ended March 31, 2000, decreased 6%, or $122,542, to $2,018,123 from $2,140,665 generated for the first three months of 1999. This decrease was due primarily to a reduction in Soil Sentry/Encompass sales, and to a lesser degree from a decrease in international sales.

Cost of goods sold for the three months ended March 31, 2000, was $696,662, a decrease of 9% from the $768,524 incurred for the first three months of 1999. The decrease in cost of goods sold was primarily due to improved manufacturing efficiencies and, to a lesser extent, the costs of goods associated with decreased sales.

Operating expenses for the first quarter of 2000 were $1,186,234, a decrease of $305,659 or 20%, as compared to operating expenses of $1,491,893 for the first quarter of 1999. Marketing expenses for the first quarter of 2000 were $450,954, a decrease of 32%, or $211,410, over the same period in 1999. Decreased marketing expenses were due to the sale of the Soil Sentry/Encompass product lines. General and administrative expenses for the first quarter of 2000 were $441,657, an increase of 13%, or $50,122, as compared to the first quarter of 1999, due primarily to legal expenses related to the Soil Sentry/Encompass product lines. Research and development expenses for the first quarter of 2000 were $178,671, a decrease of 40%, or $119,284, compared to the $297,955 of research and development expenses incurred in the first quarter of 1999. The decrease in research and development expenses was primarily due to a reduction in personnel related to the sale of the Soil Sentry/Encompass product lines.

Other expenses for the first quarter of 2000 were $35, a decrease from the $5,569 in other expenses incurred for the first quarter of 1999. This decrease was due primarily to a reduction in interest expense that resulted from reduced levels of borrowing by the Company for the first quarter of 2000, as compared to the first quarter of 1999. Interest income for the first quarter of 2000 was $39,928, as compared to no interest income in the first quarter of 1999. This increase was due to interest income from short-term investments.

As a result of these changes, income before taxes for the first quarter of 2000 was $175,190, as compared to the loss of $125,321 recorded for the first quarter of 1999. Tax expense for the first quarter of 2000 was $87,595, as compared to no provision in 1999. The unusual relationship between income tax expense and pre-tax net income (loss) is due to non-deductible amortization of Goodwill.

The net income for the first quarter 2000 was $87,595, as compared to the net loss of $125,321 achieved for the first quarter of 1999.

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

LIQUIDITY AND CAPITAL RESOURCES:

Working capital at March 31, 2000, was $5,305,184, an increase of $212,717, or 4%, from the working capital of $5,092,467 as of December 31, 1999. Working capital increased due to an increase in cash, as well as due to a reduction of accrued expenses, which offset a reduction in receivables. As a result, the Company's current ratio as of March 31, 2000, increased to 5.8 from a current ratio of 5.6 as of December 31, 1999.

The Company currently has one line of credit available through a bank, collateralized by accounts receivable, inventory, and property, plant and equipment, which provides for a maximum commitment of $2,000,000 through June 2000. Advances can be made against the line based on qualified levels of receivables and inventory. As of March 31, 2000, nothing had been borrowed under this line of credit.

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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In February 2000, the Company received a demand in the amount of $100,000 from Maxey Energy System for alleged difficulties with Encompass/Soil Sentry software and hardware. This matter was settled for the amount of $27,000 pursuant to a Release and Settlement Agreement dated May 5, 2000.

From time to time, the Company is involved in routine litigation that is incidental to its business. The Company is not currently involved in any other legal proceedings, the result of which the Company believes would have a material adverse effect upon the Company.

ITEM 5. OTHER INFORMATION

a) On February 1, 2000, the company  entered into a letter of intent with George
G. Hays, its President and Chief Executive Office, Harold D. Schwartz, a member of the Company's Board of Directors, and G. James Hays, the father of George G. Hays, for the acquisition of all of AZI's outstanding shares not owned by them. This transaction was approved by a Special Committee of the Board of Directors, which was formed in August, 1999, and is subject to approval by the Company's shareholders, satisfactory completion of a due diligence investigation by Mr. Hays, receipt of a fairness opinion, and certain other customary conditions. The Company anticipates that a shareholder vote and the closing of the transaction (if approved by the shareholders) will likely occur in the second quarter of 2000.

b) The employment agreement between George G. Hays and the Company, effective as of January 1, 1998, was amended by the Board of Directors effective March 18, 1999. Pursuant to the amendment, the term of the employment contract was extended to March 31, 2001. The contract was further modified by granting Mr. Hays his salary for the full term of the contract in the event the Company sells all or substantially all of its assets or if a change in control of the Company occurs.

c) The Company currently has a line of credit with Imperial Bank. As of March 31, 1999, the Company was in default under certain financial covenants of its borrowing agreement with the bank. The bank has granted the Company forbearance from compliance with these covenants, subject to certain customary conditions, including one relating to the Company's affirmation of its current compliance with all of the representations and warranties that it made in the original borrowing agreement. Currently there is no outstanding balance on this line of credit.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

       2.1 Letter of Intent dated January 1, 2000, between Arizona Instrument Corporation and George G. Hays, Harold D. Schwartz, and G. James Hays. Filed herewith.

       3.1 Composite Certificate of Incorporation of Registrant as amended through February 16, 1999. Incorporated by reference from the Form 10-QSB for period ended March 31, 1999, filed on May 17, 1999.

       3.2 Bylaws of Registrant. Incorporated by reference from the Form 8-A filed June 26, 1996.

       10.1 Amendment of employment agreement between George G. Hays and Registrant dated March 18, 1999 (management contract or compensatory plan). Incorporated by reference from the Form 10-QSB for the period ended March 31, 1999, filed on May 17, 1999.

       27.0   Financial Data Schedule. Filed herewith.

     (b) Reports on Form 8-K.

              On February 8, 2000, the Registrant filed a Form 8-K for a change in accountant from Toback CPAs P.C. to McGladrey & Pullen, LLP, who acquired the attest assets of Toback CPAs P.C.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        ARIZONA INSTRUMENT CORPORATION



May 15, 2000                            /s/ George G. Hays
----------------                        ----------------------------------------
Date                                    George G. Hays, President and CEO
                                        (Authorized officer)



May 15, 2000                            /s/ Linda J. Shepherd
----------------                        ----------------------------------------
Date                                    Linda J. Shepherd, Controller
                                        (Principal Accounting officer)